Form 10-K
period 1993-12-31
KU ENERGY CORP
filed 1994-03-14
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      Form 10-K

          X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the fiscal year ended          December 31, 1993

                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
           For the transition period from                  to


                           Commission file number 1-10944

                               KU ENERGY CORPORATION
               (Exact name of Registrant as specified in its charter)
                     Kentucky                            61-1141273
             (State of Incorporation)                 (I.R.S. Employer
                                                     Identification No.)
                One Quality Street
                Lexington, Kentucky                         40507
     (Address of principal executive offices)            (Zip Code)
         Registrant's telephone number, including area code:   606-255-2100
             Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of Each Exchange on
                Title of Each Class                     Which Registered
          Common Stock, without par value          New York Stock Exchange
                                                   Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days.  Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
     amendment to this Form 10-K.  (   )

     Aggregate market value at March 11, 1994 of the voting stock held by nonaffiliates of the Registrant: $1,039,991,645
     Number of shares of Common Stock outstanding at March 11, 1994:  37,817,878

     Documents Incorporated by Reference: A portion of the Company's 1993 Annual Report to Shareholders is incorporated by reference in Part II. A portion of the Company's Proxy Statement relating to the 1994 Annual Shareholders Meeting is incorporated by reference in Part III.

     Exhibit Index appears on page 12.

                               KU ENERGY CORPORATION

                                      Form 10-K

               Annual Report to the Securities and Exchange Commission
                        For the Year Ended December 31, 1993
                                    _____________

                                  TABLE OF CONTENTS

         Item                                                          Page
                                       PART I

          1.     Business  . . . . . . . . . . . . . . . . . . . . . .    3

          2.     Properties  . . . . . . . . . . . . . . . . . . . . .    4

          3.     Legal Proceedings   . . . . . . . . . . . . . . . . .    4

          4.     Submission of Matters to a Vote of Security Holders      4

                 Executive Officers of the Registrant  . . . . . . . .    5


                                       PART II

          5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters  . . . . . . . . . . . . . . .    6

          6.     Selected Financial Data   . . . . . . . . . . . . . .    7

          7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations  . . . . . . .    9

          8.     Financial Statements and Supplementary Data   . . . .    9

          9.     Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure . . . . . .    9

                                      PART III

         10.     Directors and Executive Officers of the Registrant  .   10

         11.     Executive Compensation  . . . . . . . . . . . . . . .   10

         12.     Security Ownership of Certain Beneficial Owners
                     and Management  . . . . . . . . . . . . . . . . .   10

         13.     Certain Relationships and Related Transactions  . . .   10

                                       PART IV

         14.     Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K  . . . . . . . . . . . . .   11

                 Exhibit Index   . . . . . . . . . . . . . . . . . . .   12

                 Signatures  . . . . . . . . . . . . . . . . . . . . .   23

                                       PART I


     Item 1.  Business

     KU Energy Corporation

     KU Energy Corporation (KU Energy or the Company), an exempt utility holding company, was incorporated in the state of Kentucky on June 23, 1988. On December 1, 1991, a corporate reorganization was completed under which KU Energy became the holder of all common stock of Kentucky Utilities Company (Kentucky Utilities). KU Energy has two wholly owned subsidiaries, Kentucky Utilities, an electric utility, and KU Capital Corporation (KU Capital), a nonutility subsidiary. Kentucky Utilities is KU Energy's principal subsidiary.

     The Company has adopted a core energy investment strategy for its nonutility investments. Under this strategy, energy-related investments that utilize the Company's knowledge and expertise will be targeted. In particular, the Company is focusing its attention on independent power projects (including qualifying facilities and exempt wholesale generators) and equipment leased to other utilities.

     The Company is a public utility holding company as defined in the Public Utility Holding Company Act of 1935 (the Holding Company Act). On November 13, 1991, the Company obtained an order from the Securities and Exchange Commission which granted an exemption from all provisions of the Holding Company Act, except Section 9(a)(2) thereof which relates to the acquisition of securities of public utility companies.

     The ability of the Company to pay dividends on its common stock is dependent upon distributions made to it by Kentucky Utilities and on amounts that may be earned by the Company on future investments.

     Kentucky Utilities Company

     Kentucky Utilities is a public utility engaged in producing and selling electric energy. Kentucky Utilities provides electric service to about 409,700 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, and to about 27,900 customers in 5 counties in southwestern Virginia. Of the Kentucky communities, 160 are incorporated municipalities served under unexpired municipal franchises and the rest are unincorporated communities where no franchises are required. Service has been provided in Virginia without franchises for a number of years. This lack of Virginia franchises is not expected to have a material effect on Kentucky Utilities' operations. Kentucky Utilities also sells electric energy at wholesale for resale in 12 municipalities.

     For a complete description of Kentucky Utilities' business, reference is made to its Annual Report on Form 10-K for the year ended December 31, 1993, filed herewith as Exhibit 99B and incorporated herein by reference.

     Item 2.  Properties

     Refer to Kentucky Utilities Company's Annual Report on Form 10-K for the year ended December 31, 1993 for a description of its properties. Presently, KU Energy has no significant physical property.

     Item 3.  Legal Proceedings

     None.

     Item 4.  Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant


                           Current
                           Positions      Positions Held During at Least the
      Name and Age         Held           Last 5 Years

      John T. Newton       Chairman and   Chairman of the Board, President
      Age 63               President and  and Director of KU Energy since
                           Director*      1988.

      Michael R. Whitley   Senior Vice-   Director of KU Energy since March
      Age 50               President and  1992 and Senior Vice-President
                           Director*      since 1988.  Secretary of KU Energy
                                          from 1988 to November 1992.

      Roger C. Grimm       Vice-          Vice-President of KU Energy since
      Age 55               President      November 1992.  Director of
                                          Nonutility Investments of KU Energy
                                          from August 1992 to November 1992.
                                          President of KUE Corp. of NY
                                          (financial consulting) from April
                                          1991 to July 1992.  Managing
                                          Director of Financial Security
                                          Assurance, Inc. (credit enhancement
                                          company) from September 1985 to
                                          March 1991.

      George S. Brooks II  General        General Counsel and Corporate
      Age 43               Counsel and    Secretary of KU Energy since
                           Corporate      November 1992.
                           Secretary*

      William N. English   Treasurer*     Treasurer of KU Energy since 1988.
      Age 43

      Michael D. Robinson  Controller*    Controller of KU Energy since June
      Age 38                              1990.




     Note: Officers are elected annually by the Board of Directors. There is no family relationship between any executive officer and any other executive officer or any director.

     * Identified persons hold positions with the same titles at Kentucky Utilities. Refer to Kentucky Utilities Form 10-K for information concerning positions held during last five years.

                                      PART II


     Item 5.  Market  for Registrant's  Common  Equity and  Related Stockholder
              Matters

     The Company's  common stock is listed  on the New York  and Pacific stock
     exchanges under  the ticker symbol "KU."   Quotes in daily newspapers can
     be found under the listing "KU Engy."

     The table below sets forth the high and low sales prices and the dividends paid for the Company's common stock for the periods shown.


                                       1993                                  1992
                       Dividend                  Price       Dividend                  Price
      Quarter            Paid          High       Low          Paid          High       Low
       First               $.40       30 5/8    27 5/8           $.39       27 7/8    23 3/4
       Second              $.40       31 1/2    28 1/4           $.39       27 5/8    24 1/8
       Third               $.40       32 3/4    30 1/2           $.39       28 3/4    26 3/8
       Fourth              $.40       31 3/4    27 3/4           $.39       28 1/8    26 1/2

     KU Energy's Board has declared a common stock dividend of $.41 per share payable March 15, 1994, to shareholders of record.

     As of December 31, 1993, the Company had approximately 34,490 common shareholders of record.

     Kentucky Utilities has paid cash dividends quarterly since 1949. KU Energy expects to continue this policy, although future dividends are dependent on future earnings, capital requirements and financial conditions. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders (Exhibit 13). Such information is incorporated herein by reference.

     Item 6.  Selected Financial Data

      Year ended December 31,                   1993      1992       1991      1990       1989
                                                                         (dollars in thousands)
      Operating Revenues:
        Residential                         $210,759  $ 194,817  $202,885  $ 187,100  $186,517
        Commercial                           138,271    133,519   137,653    131,990   127,158
        Industrial                           111,857    102,808    98,595     96,524    89,691
        Mine power                            34,977     36,696    37,093     37,877    37,056
        Public authorities                    48,142     45,570    46,332     43,125    41,967
          Total sales to ultimate
            consumers                        544,006    513,410   522,558    496,616   482,389
        Other electric utilities              62,463     58,979    61,542     53,295    45,910
        Miscellaneous revenues and other         139      3,871     3,560      3,870     3,596
          Total operating revenues           606,608    576,260   587,660    553,781   531,895
      Operating Expenses:
        Fuel used in generation              178,910    168,470   183,167    175,439   164,814
        Electric power purchased              34,711     32,753    26,744     27,521    21,231
        Other operating expenses             106,124     95,109    93,648     85,111    79,120
        Maintenance                           59,458     61,270    58,590     52,606    48,072
        Depreciation                          60,811     58,931    57,337     56,173    54,756
        Federal and state income taxes        47,752     40,992    45,837     42,331    45,059
        Other taxes                           14,357     13,401    12,858     12,384    11,716
          Total operating expenses
            and taxes                        502,123    470,926   478,181    451,565   424,768
      Net Operating Income                   104,485    105,334   109,479    102,216   107,127
      Other Income and Deductions             10,362     12,162    12,062     15,102    11,695
      Income Before Interest and
        Other Charges and AFUDC              114,847    117,496   121,541    117,318   118,822
      Interest and Other Charges:
        Interest on long-term debt            31,650     39,571    36,559     36,132    35,663
        Preferred stock dividend
          requirements of Subsidiary           2,558      2,518     3,031      5,513     5,847
        Other interest                         1,249      1,394     1,626      1,219       912
          Total interest charges              35,457     43,483    41,216     42,864    42,422
      AFUDC                                      593        169       262        146        51
      Income Before Cumulative Effect of
        a Change in Accounting Principle      79,983     74,182    80,587     74,600    76,451
      Cumulative Effect on Prior Years
        of Accrual of Unbilled Revenues            -          -         -          -    11,470
      Net Income                            $ 79,983  $  74,182  $ 80,587  $  74,600  $ 87,921
      Earnings per Average Common Share:
        Before cumulative effect of a
          change in accounting principle    $   2.11  $    1.96  $   2.13  $    1.97  $   2.02
        Cumulative effect of accrual of
          unbilled revenues                        -          -         -          -       .30
          Total                             $   2.11  $    1.96  $   2.13  $    1.97  $   2.32
      Common Stock Data:
        Shares Outstanding - average          37,818     37,818    37,818     37,818    37,818
                           - year end         37,818     37,818    37,818     37,818    37,818
      Dividends per Share of
        Common Stock                        $   1.60  $    1.56  $   1.50  $    1.46  $   1.40



     Item 6.  Selected Financial Data
             (continued)

                                             1993        1992       1991        1990        1989
     Assets (in thousands)             $1,609,612  $1,473,666 $1,425,661  $1,426,269  $1,390,294
     Capitalization: (in thousands)
        Bonds                          $  441,830  $ 443,330  $  407,330  $  408,070  $  395,860
        Notes                                 107        128         149         171         192
        Unamortized premium on
          long-term debt                      108        519         713         772         832
        Preferred stock                    40,000     40,000      40,000      40,000      40,000
        Preferred stock with mandatory
          redemption                            -          -           -           -      31,000
        Common stock equity               602,503    583,319     568,152     546,477     527,111
             Total capitalization      $1,084,548  $1,067,296 $1,016,344  $  995,490  $  994,995
     % Total Capitalization
        Represented by:
        Long-term debt                       40.8       41.6        40.2        41.1        39.9
        Preferred stock                       3.7        3.7         3.9         4.0         7.1
        Common stock equity                  55.5       54.7        55.9        54.9        53.0
     Kilowatt-hours Generated,
        Purchased and Sold:
        (in thousands)
        Power generated                14,934,839 13,700,313  14,183,713  13,024,722  12,635,905
        Power purchased                 1,926,299  2,032,110   1,464,812   1,425,899   1,299,908
        Power interchanged - net            1,556      3,393     (10,725)     14,934      (9,029)
             Total                     16,862,694 15,735,816  15,637,800  14,465,555  13,926,784
        Less - losses and company use   1,066,251    876,862     906,468     878,337     791,474
        Remainder - kilowatt-hours
          sold                         15,796,443 14,858,954  14,731,332  13,587,218  13,135,310
        Sales classified:
          Residential                   4,702,697  4,278,098   4,385,670   4,012,324   4,093,485
          Commercial                    3,217,504  3,080,045   3,122,156   2,968,049   2,888,661
          Industrial                    3,409,213  3,093,113   2,874,016   2,791,304   2,650,383
          Mine power                      933,317    977,032     955,410     983,778     978,363
          Public authorities            1,199,893  1,123,494   1,133,176   1,048,483   1,047,461
             Total sales to
               ultimate consumers      13,462,624 12,551,782  12,470,428  11,803,938  11,658,353
          Other electric utilities      2,333,819  2,307,172   2,260,904   1,783,280   1,476,957
             Total                     15,796,443 14,858,954  14,731,332  13,587,218  13,135,310

     Average Number of Customers          432,636    425,403     419,340     413,843     408,331
     Residential Sales (per customer):
        Average kilowatt-hours             12,995     12,007      12,471      11,546      11,923
        Average revenue                $   582.41  $  546.80  $   576.93  $   538.43  $   543.27
     System Capability - Megawatts:
        Kentucky Utilities' plants          3,164      3,163       3,162       3,150       3,158
        Purchased contracts                   365        293         254         251         232
          Total system capability           3,529      3,456       3,416       3,401       3,390
     Net System Maximum Demand -
        Megawatts                           3,176      2,845       2,894       2,835       2,919
     Load Factor (%)                         57.7       59.4        58.4        56.5        53.9
     Heat Rate (BTU per KWH) (1)           10,367     10,344      10,350      10,449      10,426
     Fuel - Average Cost per Ton (1)   $    28.31  $   27.88  $    29.67  $    30.74  $    28.93
     Average Cost per Million BTU (1)  $     1.17  $    1.18  $     1.24  $     1.28  $     1.22
     (1) Based on coal consumed


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Refer to the caption "Management's Discussion and Analysis" in the Annual Report to Shareholders (Exhibit 13) for the information required by this item. Such information is incorporated herein by reference.


     Item 8.  Financial Statements and Supplementary Data

     Refer  to  the  Annual  Report  to  Shareholders  (Exhibit 13)  for   the
     information required by this item which is incorporated herein by reference, including:

          Consolidated Statements of Income and Retained Earnings, Consolidated Statements of Cash Flows,
          Consolidated Balance Sheets,
          Consolidated Statements of Capitalization,
          Notes to Consolidated Financial Statements, and
          Report of Independent Public Accountants.


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                      PART III


     Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 relating to each director and each nominee for election as a director at the Company's 1994 Annual
     Shareholders Meeting is set forth in the Company's definitive proxy statement (the "Proxy Statement") filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1994 Annual Shareholders
     Meeting. Such information is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--General." Information required by this item relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

     On January 12, 1993, a report on Form 4 (due January 10, 1993) was filed on behalf of John T. Newton, Chairman, President and Chief Executive Officer of the Company, with the Securities and Exchange Commission reporting a purchase of Company Common Stock.

     Item 11.  Executive Compensation

     The information required by Item 11 is incorporated herein by reference to the material appearing in the Proxy Statement under the caption Election of Directors--"Directors' Compensation", and -- "Executive Compensation" (but excluding any information contained under the subheadings --"Report of Compensation Committee on Executive
     Compensation", and --"Performance Graph").

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--Voting Securities Beneficially Owned by Directors, Nominees and Executive Officers; Other Information."

     Item 13.  Certain Relationships and Related Transactions

     None.

                                      PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     (A) The following (1) financial statements, (2) schedules, and (3) exhibits, are filed as a part of this Annual Report.

         (1) Financial Statements (incorporated by reference under Item 8, Financial Statements and Supplementary Data)

              Consolidated Statements of Income and Retained Earnings for the
                three years ended December 31, 1993,
              Consolidated Statements of Cash Flows for the three years ended
                December 31, 1993,
              Consolidated Balance Sheets as of December 31, 1993 and 1992, Consolidated Statements of Capitalization as of December 31,
                1993 and 1992,
              Notes to Consolidated Financial Statements, and
              Report of Independent Public Accountants.

         (2)  Schedules

              Schedule V    Property, plant and equipment.
              Schedule VI   Accumulated     depreciation,     depletion     and
                            amortization of property, plant and equipment.
              Schedule VIII Valuation and qualifying accounts.
              Schedule IX   Short-term borrowings.
              Schedule X    Supplementary income statement information.

         The following Schedules are omitted as not applicable or not required under Regulation S-X:

              I, II, III, IV, VII, XI, XII, XIII, XIV.

    (3) Exhibits

     No.                            Description                         Page
     3.A    Amended and Restated Articles of Incorporation of KU
            Energy Corporation.  (Exhibit 3A to Form 10-K Annual
            Report of KU Energy Corporation for the year ended
            December 31, 1992).  Incorporated by reference.               -

     3.B By-laws of KU Energy Corporation (Exhibit 3B to Form 10-K Annual Report of KU Energy Corporation for the year ended
            December 31, 1992).  Incorporated by reference.               -

     4.A    Rights Agreement, dated as of January 27, 1992, by and
            between KU Energy Corporation and Illinois Stock Transfer Company (Exhibit 4.1 to Form 8-K Current Report of KU
            Energy Corporation, dated January 27, 1992).
            Incorporated by reference.                                    -

     4.B Indenture of Mortgage or Deed of Trust dated May 1, 1947, between Kentucky Utilities Company and Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (Amended Exhibit 7(a) in File No. 2-7061), and Supplemental Indentures thereto dated, respectively, January 1, 1949 (Second Amended
            Exhibit 7.02 in File No. 2-7802), July 1, 1950 (Amended
            Exhibit 7.02 in File No. 2-8499), June 15, 1951 (Exhibit 7.02(a) in File No. 2-8499), June 1, 1952 (Amended
            Exhibit 4.02 in File No. 2-9658), April 1, 1953 (Amended
            Exhibit 4.02 in File No. 2-10120), April 1, 1955 (Amended
            Exhibit 4.02 in File No. 2-11476), April 1, 1956 (Amended
            Exhibit 2.02 in File No. 2-12322), May 1, 1969 (Amended
            Exhibit 2.02 in File No. 2-32602), April 1, 1970 (Amended
            Exhibit 2.02 in File No. 2-36410), September 1, 1971 (Amended Exhibit 2.02 in File No. 2-41467), December 1, 1972 (Amended Exhibit 2.02 in File No. 2-46161) April 1, 1974 (Amended Exhibit 2.02 in File No. 2-50344), September 1, 1974 (Exhibit 2.04 in File No. 2-59328), July 1, 1975 (Exhibit 2.05 in File No. 2-9328), May 15,
            1976 (Amended Exhibit 2.02 in File No. 2-56126),
            April 15, 1977 (Exhibit 2.06 in File No. 2-59328,
            August 1, 1979 (Exhibit 2.04 in File No. 2-64969), May 1, 1980 (Exhibit 2 to Form 10-Q Quarterly Report of Kentucky Utilities for the quarter ended June 30, 1980), September 15, 1982 (Exhibit 4.04 in File No. 2-79891), August 1, 1984 (Exhibit 4B to Form 10-K Annual Report of Kentucky Utilities Company for the year ended
            December 31, 1984), June 1, 1985 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1985), May 1, 1990 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1990), May 1, 1991

      No.                           Description                          Page
     4.B    (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky
     cont   Utilities Company for the quarter ended June 30, 1991),
            May 15, 1992 (Exhibit 4.02 to Form 8-K of Kentucky
            Utilities Company dated May 14, 1992), August 1, 1992
            (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky
            Utilities Company for the quarter ended September 30,
            1992), June 15, 1993 (Exhibit 4.02 to Form 8-K of
            Kentucky Utilities Company dated June 15, 1993) and
            December 1, 1993 (Exhibit 4.01 to Form 8-K of Kentucky
            Utilities Company dated December 10, 1993).  Incorporated
            by reference.                                                   -

     4.C    Supplemental Indenture dated March 1, 1992 between
            Kentucky Utilities and Continental Bank, National
            Association and M. J. Kruger, as Trustees, providing for
            the conveyance of properties formerly held by Old
            Dominion Power Company (Exhibit 4B to Form 10-K Annual
            Report of Kentucky Utilities Company for the year ended
            December 31, 1992).  Incorporated by reference.               -

     10.A   Kentucky Utilities' Amended and Restated Performance
            Share Plan (Exhibit 10A to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30,
            1993).  Incorporated by reference.                            -

     10.B   Kentucky Utilities' Annual Performance Incentive Plan
            (Exhibit 10B to Form 10-K Annual Report of Kentucky
            Utilities Company for the year ended December 31, 1990).
            Incorporated by reference.                                    -

     10.C Amendment No. 1 to Kentucky Utilities' Annual Performance Incentive Plan (Exhibit 10D to Form 10-K Annual Report of Kentucky Utilities Company for the year ended
            December 31, 1991).  Incorporated by reference.               -

     10.D   Kentucky Utilities' Executive Optional Deferred
            Compensation Plan (Exhibit 10C to Form 10-K Annual Report
            of Kentucky Utilities Company for the year ended
            December 31, 1990).  Incorporated by reference.               -

     10.E Amendment No. 1 to Kentucky Utilities' Executive Optional Deferred Compensation Plan (Exhibit 10F to Form 10-K
            Annual Report of Kentucky Utilities Company for the year
            ended December 31, 1991).  Incorporated by reference.         -

      No.                           Description                          Page
     10.F   Kentucky Utilities' Director Retirement Retainer Program,
            and Amendment No. 1 (Exhibit 10G to Form 10-K Annual
            Report of Kentucky Utilities Company for the year ended
            December 31, 1991).  Incorporated by reference.               -

     10.G   Kentucky Utilities' Supplemental Security Plan (Exhibit
            10I to Form 10-K Annual Report of Kentucky Utilities
            Company for the year ended December 31, 1991).
            Incorporated by reference.                                    -

     10.H   KU Energy's Director Retirement Retainer Program (Exhibit
            10J to Form 10-K Annual Report of KU Energy Corporation
            for the year ended December 31, 1992).  Incorporated by
            reference.                                                    -

     10.I   KU Energy's Performance Share Plan (Exhibit 10A to
            Form 10-Q Quarterly Report of KU Energy Corporation for
            the quarter ended June 30, 1993).  Incorporated by
            reference.                                                    -

     10.J   KU Energy's Annual Performance Incentive Plan                N/A

     10.K   Amendment No. 1 to KU Energy's Annual Performance
            Incentive Plan                                               N/A

     10.L Amendment No. 2 to Kentucky Utilities' Annual Performance Incentive Plan (Exhibit 10.H to Form 10-K Annual Report
            of Kentucky Utilities Company for the year ended
            December 31, 1993).  Incorporated by reference.               -

     10.M Amendment No. 3 to Kentucky Utilities' Annual Performance Incentive Plan (Exhibit 10.I to Form 10-K Annual Report
            of Kentucky Utilities Company for the year ended
            December 31, 1993).  Incorporated by reference.               -

     10.N Amendment No. 2 to Kentucky Utilities' Executive Optional Deferred Compensation Plan (Exhibit 10.J to Form 10-K
            Annual Report of Kentucky Utilities Company for the year
            ended December 31, 1993).  Incorporated by reference.         -

     10.O   Kentucky Utilities' Amended and Restated Director
            Deferred Compensation Plan (Exhibit 10.K to Form 10-K
            Annual Report of Kentucky Utilites Company for the year
            ended December 31, 1993).  Incorporated by reference.         -

     10.P   KU Energy's Executive Optional Deferred Compensation Plan    N/A

     10.Q   KU Energy's Director Deferred Compensation Plan              N/A

     13     Portions of 1993 Annual Report to Shareholders               N/A

     21     List of Subsidiaries                                         N/A

     23     Consent of Independent Public Accountants                    N/A

      No.                           Description                          Page

     99.A   Description of Common Stock                                  N/A

     99.B   Kentucky Utilities Company Form 10-K for the year ended
            December 31, 1993                                            N/A

         Note - Exhibit numbers 10.A through 10.Q are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

         The following instruments defining the rights of holders of certain long-term debt of Kentucky Utilities Company have not been filed with the Securities and Exchange Commission but will be furnished to the Commission upon request.

            1. Loan Agreement dated as of May 1, 1990 between Kentucky Utilities and the County of Mercer, Kentucky, in connection with $12,900,000 County of Mercer, Kentucky, Collateralized Solid Waste Disposal Facility Revenue Bonds (Kentucky Utilities Company Project) 1990 Series A, due May 1, 2010 and May 1, 2020.

            2. Loan Agreement dated as of May 1, 1991 between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $96,000,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series A, due September 15, 2016.

            3. Loan Agreement dated as of August 1, 1992 between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $2,400,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series C, due February 1, 2018.

            4. Loan Agreement dated as of August 1, 1992 between Kentucky Utilities and the County of Muhlenberg, Kentucky, in connection with $7,200,000 County of Muhlenberg, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series A, due February 1, 2018.

            5. Loan Agreement dated as of August 1, 1992 between Kentucky Utilities and the County of Mercer, Kentucky, in connection with $7,400,000 County of Mercer, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series A, due February 1, 2018.

            6. Loan Agreement dated as of August 1, 1992 between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $20,930,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (Kentucky Utilities Company Project) 1992 Series B, due February 1, 2018.

            7. Loan Agreement dated as of December 1, 1993, between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $50,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (Kentucky Utilities Company Project) 1993 Series A due December 1, 2023.

     (B) No reports on Form 8-K were filed by the Company during the last quarter of 1993.

                                                                                        SCHEDULE V
                                  KU ENERGY CORPORATION & SUBSIDIARIES

                                     PROPERTY, PLANT AND EQUIPMENT

                                                            Retirements
                                   Balance                  or Sales at     Other       Balance
                                   Jan. 1,     Additions      Original     Changes      Dec. 31,
                                    1991        At Cost        Cost          (a)          1991
     Electric Plant                                                                 (in thousands)
      Intangible                 $      102   $         2   $       (1)  $        -  $       103
      Production
        Steam                       948,164        30,254          (11)           -      978,407
        Hydro                         8,905         1,278            -            -       10,183
        Other                         4,662             -            -            -        4,662
      Transmission                  344,239         4,250         (384)          83      348,188
      Distribution                  473,938        28,885       (5,963)         (83)     496,777
      General                        54,152         4,699       (1,937)           -       56,914
          Plant in Service        1,834,162        69,368       (8,296)           -    1,895,234
      Construction Work
        in Progress                  25,311        (3,456)           -            -       21,855
          Total                  $1,859,473   $    65,912   $   (8,296)  $        -  $ 1,917,089


                                                            Retirements
                                   Balance                  or Sales at     Other       Balance
                                   Jan. 1,     Additions      Original     Changes      Dec. 31,
                                    1992        At Cost         Cost         (a)          1992
     Electric Plant                                                                 (in thousands)
      Intangible                 $      103   $         -   $        -   $        -  $       103
      Production
        Steam                       978,407        17,329       (3,437)           -      992,299
        Hydro                        10,183           395           (3)           -       10,575
        Other                         4,662            99            -            -        4,761
      Transmission                  348,188        13,647         (473)       1,126      362,488
      Distribution                  496,777        33,224       (5,200)      (1,087)     523,714
      General                        56,914         5,984       (1,635)         (39)      61,224
          Plant in Service        1,895,234        70,678      (10,748)           -    1,955,164
      Construction Work
        in Progress                  21,855        15,567            -            -       37,422
          Total                  $1,917,089   $    86,245   $  (10,748)  $        -  $ 1,992,586


                                                            Retirements
                                   Balance                  or Sales at     Other       Balance
                                   Jan. 1,     Additions      Original     Changes      Dec. 31,
                                    1993        At Cost        Cost          (a)          1993
     Electric Plant                                                                 (in thousands)
      Intangible                 $      103   $         6   $       (4)  $        -  $       105
      Production
        Steam                       992,299        11,596         (122)        (753)   1,003,020
        Hydro                        10,575            18            -            -       10,593
        Other                         4,761           327            -            -        5,088
      Transmission                  362,488         6,339         (356)         (85)     368,386
      Distribution                  523,714        32,791       (4,826)          85      551,764
      General                        61,224         5,178       (1,752)       1,310       65,960
          Plant in Service        1,955,164        56,255       (7,060)         557    2,004,916
          Plant - Purchased
            or Sold                       -             -            -         (228)        (228)
          Total Plant             1,955,164        56,255       (7,060)         329    2,004,688
      Construction Work
        in Progress                  37,422       121,407            -            -      158,829
          Total                  $ 1,992,586  $   177,662   $   (7,060)  $      329  $ 2,163,517

     (  ) Denotes deduction.

     Note-Refer to  Note 1 of the Notes  to Consolidated Financial Statements for information as to the Company's  depreciation method  and rates and  to Management's Discussion  and Analysis  -
     Construction for information concerning 1993 additions.

     (a)     Amounts  in Other  Changes  column represent  transfers  between plant  accounts,  the transfer of nonutility  property to utility property and entries related to the disposition of an asset.

                                                                                     SCHEDULE VI
                                 KU ENERGY CORPORATION & SUBSIDIARIES
                         ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                   OF PROPERTY, PLANT AND EQUIPMENT


                                                     Property, Plant and Equipment   Intangibles
                                                        Total   Electric  Vehicles    Franchises
                                                                                     (in thousands)

     Balance January 1, 1991                         $ 718,715  $ 707,774  $ 10,916   $      25

     Additions:
           Provision charged to--
             Depreciation expense                    $  57,337  $  57,335  $      -   $       2
             Transportation expense clearing             2,318          -     2,318           -
             Fuel inventory                                  3          3         -           -
           Other(1)                                      2,243      2,208        35           -
                                                        61,901     59,546     2,353           2
     Deductions:
           Retirements                                  (8,296)    (6,468)   (1,827)         (1)
           Removal costs, net of salvage                (1,276)    (1,276)        -           -
                                                        (9,572)    (7,744)   (1,827)         (1)
     Balance January 1, 1992                         $ 771,044  $ 759,576  $ 11,442   $      26


     Additions:
           Provision charged to--
             Depreciation expense (2)                $  58,849  $  58,847  $      -   $       2
             Transportation expense clearing             2,393          -     2,393           -
             Fuel inventory                                379        379         -           -
           Other(1)                                      2,556      2,514        42           -
                                                        64,177     61,740     2,435           2
     Deductions:
           Retirements                                 (10,748)    (9,165)   (1,583)          -
           Removal costs, net of salvage                  (971)      (971)        -           -
                                                       (11,719)   (10,136)   (1,583)          -
     Balance January 1, 1993                         $ 823,502  $ 811,180  $ 12,294   $      28

     Additions:
           Provision charged to--
             Depreciation expense (2)                $  60,800  $  60,798  $      -   $       2
             Transportation expense clearing             2,524          -     2,524           -
             Fuel inventory                                382        382         -           -
           Other(1)                                      1,791      1,768        23           -
                                                        65,497     62,948     2,547           2
     Deductions:
           Retirements                                  (7,060)    (5,419)   (1,637)         (4)
           Removal costs, net of salvage                (1,979)    (1,988)        9           -
                                                        (9,039)    (7,407)   (1,628)         (4)
     Balance December 31, 1993                       $ 879,960  $ 866,721  $ 13,213   $      26


     (1)  Includes reimbursement for relocation  of properties and the accumulated  depreciation applicable to minor properties acquired.
     (2)   Excludes $11,000 and $82,000 of depreciation  expense on nonutility property for 1993 and 1992, respectively.






                                                                                  SCHEDULE VIII

                                KU ENERGY CORPORATION & SUBSIDIARIES

                                  VALUATION AND QUALIFYING ACCOUNTS




     Year Ended December 31,                                            1993     1992     1991
                                                                               (in thousands)

     Accumulated Provision for Uncollectible Accounts Receivable

     Balance at beginning of year                                    $1,033   $ 1,132  $ 1,013

     Balance at end of year                                          $  923   $ 1,033  $ 1,132



     ____________

     Note-Other valuation and qualifying accounts are not significant.







                                                                                    SCHEDULE IX
                                KU ENERGY CORPORATION & SUBSIDIARIES

                                        SHORT-TERM BORROWINGS




                                    As of December 31,           Year Ended December 31,
                                                Weighted     Amount Outstanding   Weighted
                                                Average         (in thousands)    Average
                                    Balance     Interest   Month End   Weighted   Interest
           Year                 (in thousands)    Rate      Maximum   Average(1)   Rate(2)

     Commercial Paper

          1991                   $         -          -    $       -  $        -        -

          1992                   $         -          -            -           -        -

          1993                   $         -          -    $  14,900  $    1,916    3.22%



     (1)   Based on a daily weighting of total short-term borrowings outstanding.

     (2)   Based on the percentage relationship that total annual interest expense bears to the total annual weighted average amount outstanding.








                                                                                     SCHEDULE X


                                KU ENERGY CORPORATION & SUBSIDIARIES

                             SUPPLEMENTARY INCOME STATEMENT INFORMATION




     Year Ended December 31,                                     1993        1992         1991
                                                                                (in thousands)

     Other Taxes
        Real estate and personal property                   $   6,877   $   6,233   $   6,250
        Payroll                                                 5,590       5,265       4,727
        Other                                                   1,890       1,903       1,881

          Total                                             $  14,357   $  13,401   $  12,858



     ____________

     Note-The  amounts of  depreciation and  taxes charged  to other  income and  balance sheet accounts  are not significant.  The amounts  charged to the respective accounts for rents, royalties,  advertising costs,  and  research and  development  aggregated less  than  one percent of total revenues.







                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To KU Energy Corporation & Subsidiaries:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in KU Energy Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 26, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) are the responsibility of KU Energy Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                               /s/ Arthur Andersen & Co.
                                               Arthur Andersen & Co.

     Chicago, Illinois
     January 26, 1994

                                     SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 1994.

                                          KU ENERGY CORPORATION


                                          /s/ John T. Newton
                                          John T. Newton
                                          Chairman and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

        Signature                Title

        /s/ John T. Newton
        John T. Newton           Chairman and President (Principal Executive
                                 Officer) and Director
        /s/ Michael R. Whitley
        Michael R. Whitley       Senior Vice-President (Principal Financial
                                 Officer) and Director
        /s/ Michael D. Robinson
        Michael D. Robinson      Controller (Principal Accounting Officer)

        /s/ Mira S. Ball
        Mira S. Ball             Director

        /s/ W. B. Bechanan
        W. B. Bechanan           Director

        /s/ Harry M. Hoe
        Harry M. Hoe             Director

        /s/ Milton W. Hudson
        Milton W. Hudson         Director

        /s/ Frank V. Ramsey, Jr.
        Frank V. Ramsey, Jr.     Director

        /s/ Warren W. Rosenthal
        Warren W. Rosenthal      Director

        /s/ William L. Rouse, Jr.
        William L. Rouse, Jr.    Director

        /s/ Charles L. Shearer
        Charles L. Shearer       Director


     March 14, 1994