Form 10-Q
period 1994-03-31
KU ENERGY CORP
filed 1994-05-06
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  March 31, 1994

                       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from            to


                            Commission file number 1-10944


                                KU Energy Corporation
                (Exact name of registrant as specified in its charter)


                   Kentucky                                      61-1141273
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                    Identification No.)


        One Quality Street, Lexington, Kentucky                       40507
        (Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code        606-255-2100


                                    Not Applicable

        Former name, former address and former fiscal year, if changed since last report



             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X     No     .


             Number  of shares  of Common  Stock outstanding  at May  5, 1994:
        37,817,878 shares.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                         1994       1993

        Operating Revenues                             $166,523  $154,273

        Operating Expenses:
          Fuel, principally coal, used in generation     43,859    43,658
          Electric power purchased                       15,883     9,968
          Other operating expenses                       27,104    25,418
          Maintenance                                    14,539    11,325
          Depreciation                                   16,188    15,232
          Federal and state income taxes                 14,558    13,937
          Other taxes                                     4,068     3,710

              Total Operating Expenses                  136,199   123,248

        Net Operating Income                             30,324    31,025

        Other Income and Deductions:
          Interest and dividend income                    2,155     1,375
          Other income and deductions - net               1,377     1,250

              Total Other Income and Deductions           3,532     2,625

        Income Before Interest and Other Charges         33,856    33,650

        Interest and Other Charges                        8,837     9,801

        Net Income                                     $ 25,019  $ 23,849

        Average Common Shares Outstanding                37,818    37,818

        Earnings Per Common Share                      $    .66  $    .63












        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                       For the Three Months
                                                           Ended March 31,
                                                         1994      1993

     Cash Flows from Operating Activities:

       Net Income                                      $ 25,019  $ 23,849
       Items not requiring (providing) cash currently:
        Depreciation                                     16,188    15,232
        Deferred income taxes and investment tax credit  (1,782)    1,766
        Change in fuel inventory                          4,644    (1,709)
        Change in accounts receivable                     1,404    (6,780)
        Change in accounts payable                      (10,223)   (2,114)
        Change in accrued taxes                          17,882    12,560
        Change in accrued utility revenues                4,788     2,567
        Change in liability to ratepayers                  (519)   38,332
        Change in escrow funds                              507   (44,240)
       Other--net                                           787     6,684

     Net Cash Provided by Operating Activities           58,695    46,147

     Cash Flows from Investing Activities:

        Construction expenditures - utility             (40,496)  (17,928)
        Nonutility property                                   -        (5)
        Purchase of long-term investments                  (238)      328
        Proceeds from leveraged lease investments           162         -
        Other                                               103       108

     Net Cash Used by Investing Activities              (40,469)  (17,497)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                       3,500         -
        Funds deposited with trustee - net                9,000         -
        Retirement of long-term debt                        (21)  (30,021)
        Retirement of preferred stock, incl. premium    (20,302)        -
        Payment of common stock dividends               (15,505)  (15,127)

     Net Cash Used by Financing Activities              (23,328)  (45,148)

     Net Decrease in Cash and Cash Equivalents           (5,102)  (16,498)

     Cash and Cash Equivalents Beginning of Period       32,500   122,802

     Cash and Cash Equivalents End of Period           $ 27,398  $106,304

     Supplemental Disclosures
     Cash paid for:
       Interest on long-term debt                      $  4,772  $  9,612
       Federal and state income taxes                  $      -  $      -


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)
                                                       As of       As of
                                                      Mar. 31,    Dec. 31,
     ASSETS                                             1994        1993
     Utility Plant:
       Plant in service, at cost                     $2,012,198  $2,004,688
       Less: Accumulated depreciation                   896,527     879,960
                                                      1,115,671   1,124,728
       Construction work in progress                    191,530     158,829
                                                      1,307,201   1,283,557
     Current Assets:
       Cash and cash equivalents                         27,398      32,500
       Escrow funds - coal contract litigation           37,245      37,752
       Construction funds held by trustee                 9,372      18,268
       Accounts receivable                               39,990      41,394
       Accrued utility revenues                          20,787      25,575
       Fuel, principally coal, at average cost           26,429      31,073
       Materials and supplies, at average cost           18,441      17,261
       Other                                              8,912       7,808
                                                        188,574     211,631
     Investments, Deferred Charges and Other Assets:
       Investment in marketable securities               16,352      16,397
       Investment in leveraged leases                    10,591      10,320
       Accumulated deferred income taxes                 39,293      36,418
       Unamortized loss on reacquired debt               13,084      13,295
       Other                                             38,344      37,994
                                                        117,664     114,424
           Total Assets                              $1,613,439  $1,609,612
     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                           $  611,378  $  602,503
       Preferred stock of Subsidiary                     40,000      40,000
       Long-term debt of Subsidiary                     442,021     442,045
                                                      1,093,399   1,084,548
     Current Liabilities:
       Preferred stock and long-term debt
        due within one year                                  21      20,021
       Short-term borrowings                              3,500           -
       Accounts payable                                  33,671      43,894
       Accrued interest                                   9,796       7,302
       Accrued taxes                                     22,338       4,456
       Customers' deposits                                8,835      10,803
       Accrued payroll and vacations                     10,084       7,719
       Liab. to ratepayers - coal contract litigation    36,348      36,867
       Other                                              6,277       6,444
                                                        130,870     137,506
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                250,807     248,369
       Accumulated deferred investment tax credits       41,358      42,385
       Regulatory liabilities                            68,818      69,689
       Other                                             28,187      27,115
                                                        389,170     387,558
           Total Capitalization and Liabilities      $1,613,439  $1,609,612

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


          1.  PRESENTATION OF CONDENSED INFORMATION

              Pursuant to the rules  and regulations of the  Securities and

          Exchange Commission,  certain information has been  condensed and

          certain  footnote  disclosures  have   been  omitted,  which  are

          normally included in financial statements  prepared in accordance with generally accepted accounting principles.

              These financial  statements  should  be read  in  conjunction with  the financial statements and notes thereto in the KU Energy

          Corporation (KU Energy or the Company) Annual Report on Form 10-K

          for the year ended December 31, 1993 (1993 10-K).

              In  the  opinion  of management,  the  information  furnished herein reflects  all adjustments  which are necessary  to present fairly the results of the periods shown and the disclosures which

          have  been  made  are  adequate   to  make  the  information  not

          misleading.    Results of  interim  periods  are not  necessarily

          indicative  of results  for any  twelve-month period  due  to the seasonal  nature  of  the  business of  the  Company's  principal subsidiary, Kentucky Utilities Company (Kentucky Utilities).

          2.  FINANCIAL INSTRUMENTS

              Effective  January 1, 1994, the  Company adopted Statement of

          Financial Accounting  Standards No. 115,  "Accounting for Certain

          Investments in  Debt and  Equity  Securities" (SFAS  115).   This

          statement   contains   accounting  and   disclosure  requirements

          associated  with  investments  in  equity  securities  that  have readily  determinable fair  values  and all  investments in  debt securities.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


              This statement requires,  among other things,  classification

          of securities  into one  of three categories:   held-to-maturity,

          available-for-sale  or trading.   Currently,  the Company  has no

          trading securities.  The Company's temporary cash investments are classified  as  available-for-sale  or  held-to-maturity  and are reported under  the caption "Cash  and cash  equivalents" on  the

          Consolidated  Balance  Sheet.   The  Company  has investments  in

          marketable securities which are classified  as available-for-sale and  are  included  in  the  caption  "Investment  in  marketable securities" on the Consolidated Balance Sheet.

              The adoption  of SFAS 115 did  not have a  material impact on financial condition or results of  operations.  Reference is made

          to  the   1993  10-K  for  market  value   disclosures  on  these

          securities.

          3.  PREFERRED STOCK

              Kentucky Utilities  issued  $20 million  of  6.53%  preferred stock in December 1993.  On February 1,  1994, Kentucky Utilities

          used the  proceeds from this issue, together with other available funds, to  redeem its 7.84%  Preferred Stock at  a total cost  of

          $20.3 million  (including a  redemption premium  of $.3 million).

          Kentucky  Utilities  announced  its  intention  to  redeem   this

          preferred stock on December 22, 1993.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              KU Energy  Corporation is a  holding company organized  under

          the  laws  of  Kentucky.     KU  Energy  has  two   wholly  owned

          subsidiaries,  Kentucky Utilities  Company, an  electric utility,

          and KU Capital Corporation (KU Capital), a nonutility subsidiary.

          Kentucky Utilities is KU Energy's principal subsidiary.  Material changes in  the  consolidated financial  condition and  operating results of KU Energy  are based primarily upon the  operations of

          Kentucky Utilities.

          LIQUIDITY & RESOURCES

              Kentucky  Utilities'   construction  expenditures   increased

          approximately $23 million  during  the three-month  period  ended

          March 31, 1994,  when compared to the first quarter of 1993.  The

          increase   can  be  attributed   primarily  to  expenditures  for

          combustion turbine peaking units and for compliance with the 1990

          Clean Air Act Amendments.

              Kentucky  Utilities  expects  to fund  the  majority  of  its remaining  1994 construction  expenditures from  the issuance  of long-term debt with the balance primarily from internal sources.

              In  April  1994,  KU Capital  entered  into  agreements  with

          Tenaska,  Inc.,  (a  developer  of  gas-fired   cogeneration  and

          independent power  generation projects  in the United  States and

          Canada)  and affiliates to purchase limited partnership interests in  the ownership  and development  of certain  independent power generation projects.  Under the agreements, which are  subject to the  completion of  formal legal  documentation, KU  Capital will become a  limited partner in two  operating cogeneration projects

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          and in two independent  power projects being developed  under the leadership  of Tenaska.  KU Capital estimates that its investment in the four Tenaska-sponsored  projects will be about $12 million

          over  the  1994-1997  period.   KU  Capital  has  also agreed  to

          participate  in  funding  the  development   of  future  Tenaska-

          sponsored  independent  power  projects  in North  America.    KU

          Capital  will  fund  about  $10 million  of  project  development

          expenditures  over  the  1994-1996  time  frame.    This  funding

          commitment will provide KU Capital with the opportunity to invest in future development projects.



          RESULTS OF OPERATIONS

          Quarter ended March 31, 1994, compared
          to the Quarter ended March 31, 1993

                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended Mar. 31, 1994
                                                  kWh        Revenues
                                                  (%)         (000's)

          Residential                               11       $ 5,412
          Commercial                                 6         1,680
          Industrial                                 7         1,291
          Mine Power & Public Authorities            4           569
              Total Retail Sales                     8         8,952
          Other Electric Utilities                  36         3,450
          Provision for Refund -
            Litigation Settlement                    -          (537)
          Miscellaneous Revenues & Other             -           385
              Total                                 11       $12,250

              Operating  revenues  increased   $12.3 million  (8%).     The

          increase  can be attributed  to an 11%  increase in kilowatt-hour

          sales.    The  increase   in  kilowatt-hour  sales  is  primarily

          attributable  to increases in residential, commercial, industrial

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          and  off-system   sales.    The  increases   in  residential  and

          commercial sales reflect colder  weather during the first quarter

          of 1994.   Kentucky Utilities set a new record winter peak demand

          of  3,092  megawatts  on  January 19,  1994.    The  increase  in

          industrial  sales reflects  the general  strength of  the service area  economy as well as an increase  in the number of industrial

          customers.   The increase in  off-system sales is attributable to

          an increase in demand for power due to extreme weather conditions and  maintenance  programs  at neighboring  utilities  during the first quarter of  1994.  Revenues  were reduced by  approximately

          $.5 million  resulting  from  refunds  to  customers  of  amounts recovered  from  a  litigation  settlement  with  a  former  coal

          supplier.   The $.5 million,  which was charged  against revenue,

          represents  $2.9 million of  fuel  savings less  $2.4 million for incurred litigation  costs and  off-system  sales which  Kentucky

          Utilities was allowed to retain pursuant to a regulatory order.

              Fuel  and  purchased  power  expense  increased  $6.1 million

          (11%).   Fuel expense  for the first  quarter of  1994 reflects a

          $2.9 million reduction associated with the refunding to customers of fuel cost savings related to the resolution of a coal contract

          dispute.   This  reduction  in  fuel  expense  was  offset  by  a

          $3.1 million  increase  resulting  from  a 4%  increase  in  coal consumption as well as a 3% increase in the average price per ton

          of  coal   consumed.    Purchased  power   expense  increased  by

          $5.9 million    due    to    greater   kilowatt-hour    purchases

          ($3.2 million)  and  higher  demand  costs ($2.7 million).    The

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          increase  is attributable  to  a permanent  increase in  capacity entitlement, effective  January 1994, under an existing purchased power  contract with Electric Energy, Inc.  The increases in tons of coal consumed  and kilowatt-hour purchases  are the result  of the previously discussed sales increases.

              Maintenance expenses increased $3.2 million  (28%), primarily due to distribution  utility line maintenance costs incurred as a result  of extensive ice storm damage during the first quarter of

          1994.

                             PART II.  OTHER INFORMATION



                        KU ENERGY CORPORATION AND SUBSIDIARIES





          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



                 (a) Exhibits.

                     None.

                 (b) Reports on Form 8-K.

                     None.

                        KU ENERGY CORPORATION AND SUBSIDIARIES



                                      SIGNATURES





             Pursuant to the requirements  of the Securities Exchange Act of

          1934, the Registrant has duly caused this  report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                KU ENERGY CORPORATION
                                                       (Registrant)



          Date       May 5, 1994                /s/ John T. Newton
                                                John T. Newton
                                                Chairman and President



          Date       May 5, 1994                /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller