Form 10-Q
period 1994-06-30
KU ENERGY CORP
filed 1994-08-12
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  June 30, 1994

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


             Number  of shares of Common Stock outstanding at August 11, 1994:
        37,817,878 shares.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                             June 30,
                                                         1994       1993

        Operating Revenues                             $154,020  $139,903

        Operating Expenses:
          Fuel, principally coal, used in generation     43,372    43,867
          Electric power purchased                       16,356     5,471
          Other operating expenses                       27,962    25,619
          Maintenance                                    18,895    15,140
          Depreciation                                   16,151    15,193
          Federal and state income taxes                  7,781     9,020
          Other taxes                                     3,692     3,524

              Total Operating Expenses                  134,209   117,834

        Net Operating Income                             19,811    22,069

        Other Income and Deductions:
          Interest and dividend income                    1,238     1,151
          Other income and deductions - net               2,003     1,801

              Total Other Income and Deductions           3,241     2,952

        Income Before Interest and Other Charges         23,052    25,021

        Interest and Other Charges                        8,767     8,585

        Net Income                                     $ 14,285  $ 16,436

        Average Common Shares Outstanding                37,818    37,818

        Earnings Per Common Share                      $    .38  $    .44












        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)

                                                          For the Six
                                                          Months Ended
                                                            June 30,
                                                         1994       1993

        Operating Revenues                             $320,543  $294,176

        Operating Expenses:
          Fuel, principally coal, used in generation     87,231    87,525
          Electric power purchased                       32,239    15,439
          Other operating expenses                       55,066    51,037
          Maintenance                                    33,434    26,465
          Depreciation                                   32,339    30,425
          Federal and state income taxes                 22,339    22,957
          Other taxes                                     7,760     7,234

              Total Operating Expenses                  270,408   241,082

        Net Operating Income                             50,135    53,094

        Other Income and Deductions:
          Interest and dividend income                    3,393     2,526
          Other income and deductions - net               3,380     3,051

              Total Other Income and Deductions           6,773     5,577

        Income Before Interest and Other Charges         56,908    58,671

        Interest and Other Charges                       17,604    18,386

        Net Income                                     $ 39,304  $ 40,285

        Average Common Shares Outstanding                37,818    37,818

        Earnings Per Common Share                      $   1.04  $   1.07














        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                       For the Six Months
                                                         Ended June 30,
                                                         1994      1993
     Cash Flows from Operating Activities:

       Net Income                                     $  39,304  $ 40,285
       Items not requiring (providing) cash currently:
        Depreciation                                     32,339    30,425
        Deferred income taxes and investment tax credit  (3,423)    3,012
        Change in fuel inventory                            179    (1,552)
        Change in accounts receivable                     2,101    (3,209)
        Change in accounts payable                       (3,225)     (455)
        Change in accrued taxes                           3,004       360
        Change in accrued utility revenues                1,865       827
        Change in liability to ratepayers                  (791)   38,979
        Change in escrow funds                            1,577   (44,886)
       Other--net                                        (3,867)   12,163

     Net Cash Provided by Operating Activities           69,063    75,949

     Cash Flows from Investing Activities:

        Construction expenditures - utility             (89,468)  (47,299)
        Nonutility property                                  (7)      (17)
        Purchase of long-term investments                  (379)     (494)
        Proceeds from leveraged lease investments           197         -
        Investment in independent power projects         (1,259)        -
        Other                                               170       108

     Net Cash Used by Investing Activities              (90,746)  (47,702)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                      47,900         -
        Issuance of long-term debt                            -   123,500
        Funds deposited with trustee - net               18,393  (123,795)
        Retirement of long-term debt, incl. premiums        (21)  (57,334)
        Retirement of preferred stock, incl. premium    (20,302)        -
        Payment of common stock dividends               (31,010)  (30,254)

     Net Cash Provided (Used) by Financing Activities    14,960   (87,883)

     Net Decrease in Cash and Cash Equivalents           (6,723)  (59,636)

     Cash and Cash Equivalents Beginning of Period       32,500   122,802

     Cash and Cash Equivalents End of Period           $ 25,777  $ 63,166

     Supplemental Disclosures
     Cash paid for:
       Interest on long-term debt                      $ 15,302  $ 17,018
       Federal and state income taxes                  $ 25,527  $ 20,778

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)
                                                       As of       As of
                                                      June 30,    Dec. 31,
     ASSETS                                             1994        1993
     Utility Plant:
       Plant in service, at cost                     $2,020,277  $2,004,688
       Less: Accumulated depreciation                   910,853     879,960
                                                      1,109,424   1,124,728
       Construction work in progress                    231,087     158,829
                                                      1,340,511   1,283,557
     Current Assets:
       Cash and cash equivalents                         25,777      32,500
       Escrow funds - coal contract litigation           36,175      37,752
       Construction funds held by trustee                     2      18,268
       Accounts receivable                               39,293      41,394
       Accrued utility revenues                          23,710      25,575
       Fuel, principally coal, at average cost           30,894      31,073
       Materials and supplies, at average cost           18,271      17,261
       Other                                              8,401       7,808
                                                        182,523     211,631
     Investments, Deferred Charges and Other Assets:
       Investment in marketable securities               15,819      16,397
       Investment in leveraged leases                    10,996      10,320
       Accumulated deferred income taxes                 41,446      36,418
       Unamortized loss on reacquired debt               12,831      13,295
       Other                                             38,432      37,994
                                                        119,524     114,424
           Total Assets                              $1,642,558  $1,609,612
     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                           $  609,468  $  602,503
       Preferred stock of Subsidiary                     40,000      40,000
       Long-term debt of Subsidiary                     442,018     442,045
                                                      1,091,486   1,084,548
     Current Liabilities:
       Preferred stock and long-term debt
        due within one year                                  21      20,021
       Short-term borrowings                             47,900           -
       Accounts payable                                  40,669      43,894
       Accrued interest                                   7,029       7,302
       Accrued taxes                                      7,460       4,456
       Customers' deposits                                6,278      10,803
       Accrued payroll and vacations                      8,175       7,719
       Liab. to ratepayers - coal contract litigation    36,076      36,867
       Other                                              8,461       6,444
                                                        162,069     137,506
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                253,080     248,369
       Accumulated deferred investment tax credits       40,330      42,385
       Regulatory liabilities                            67,780      69,689
       Other                                             27,813      27,115
                                                        389,003     387,558
           Total Capitalization and Liabilities      $1,642,558  $1,609,612

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

          Corporation (KU Energy or the Company) Annual Report on Form 10-K

          for the year ended December 31, 1993.

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

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              KU Energy  Corporation is a  holding company organized  under

          the  laws  of  Kentucky.     KU  Energy  has  two   wholly  owned

          subsidiaries,  Kentucky Utilities  Company, an  electric utility,

          and KU Capital Corporation  (KU Capital), a nonutility investment

          subsidiary.    Kentucky   Utilities  is  KU  Energy's   principal

          subsidiary.    Material  changes  in  the consolidated  financial

          condition and operating  results of KU Energy are based primarily upon the operations of Kentucky Utilities.

          LIQUIDITY & RESOURCES

              Kentucky  Utilities'   construction  expenditures   increased

          approximately $20 million and $42 million for the three-month and

          six-month  periods  ended  June  30,   1994,  respectively,  when

          compared to the corresponding periods of 1993.  The increases are attributable primarily  to  expenditures for  combustion  turbine peaking  units and  for compliance  with the  1990 Clean  Air Act

          Amendments.

              Kentucky Utilities expects  to fund approximately 50%  of its remaining  1994 construction  expenditures from  the issuance  of short-term  and long-term  debt with  the balance  primarily from internal sources.

              In  April  1994,  KU Capital  entered  into  agreements  with

          Tenaska,  Inc.  (a   developer  of  gas-fired   cogeneration  and

          independent power  generation projects  in the United  States and

          Canada) and affiliates to  purchase limited partnership interests in  the ownership  and development  of certain  independent power generation projects.  Under the agreements, which  are subject to

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          the  completion of  formal legal  documentation, KU  Capital will become a  limited partner in two  operating cogeneration projects and in two  independent power projects being  developed under the leadership of Tenaska.  KU Capital estimates that its  investment in the four Tenaska-sponsored projects  will be about $15 million

          over the 1994-1997 period.   In July 1994, KU Capital funded $7.3

          million as cash collateral for its equity contribution commitment

          in  one   of  the   development  projects  which   has  commenced

          construction.   KU  Capital  has also  agreed  to participate  in

          funding the development  of future Tenaska-sponsored  independent power projects  in North America.  KU Capital will fund about $10 million of project  development expenditures  over the  1994-1996 time frame.  This funding commitment will provide KU Capital with the  opportunity  to  invest  in  future  successful  development projects.



          RESULTS OF OPERATIONS

          Quarter ended June 30, 1994, compared
          to the Quarter ended June 30, 1993

                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended June 30, 1994
                                                  kWh        Revenues
                                                  (%)        (000's)

          Residential                                6       $ 2,395
          Commercial                                 4         1,529
          Industrial                                 8         2,186
          Mine Power & Public Authorities            4           883
              Total Retail Sales                     6         6,993
          Other Electric Utilities                  58         7,037
          Provision for Refund -
            Litigation Settlement                    -          (365)
          Miscellaneous Revenues & Other             -           452
              Total                                 14       $14,117

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Operating revenues increased  $14.1 million (10%)  primarily

          as  a result  of  a 14%  increase in  kilowatt-hour  sales.   The

          increase  in  kilowatt-hour sales  is  primarily attributable  to increases in residential,  commercial, industrial and  off-system sales.  The increases in residential and commercial sales reflect

          unusually  warm weather  during  the month  of  June 1994.    The

          increase in industrial  sales reflects continued economic  growth in the service area.  Approximately one  third of the increase in industrial  sales  is  due  to  greater  sales  to  Toyota  Motor

          Manufacturing  U.S.A.,  Inc. (TMM),  Kentucky  Utilities' largest customer.  TMM completed an $800 million assembly plant expansion in  March 1994.  The increase in off-system sales is attributable to an increase in demand for  power due to unusually warm weather and maintenance programs at neighboring utilities.  Revenues were reduced by  approximately $.4  million resulting from  refunds to customers of amounts recovered  from a litigation settlement with a former coal supplier.

              Fuel  and  purchased power  expense  increased  $10.4 million

          (21%).  Fuel expense  decreased $.5 million (1%).   This decrease

          reflects a 5% decline in net kilowatt-hour generation offset by a

          4% increase in the average price  per ton of coal consumed.  Fuel expense also reflects a $.4 million reduction associated with the refunding  to  customers of  fuel  cost  savings  related to  the

          resolution of a  coal contract dispute.   Purchased power expense

          increased by $10.9 million due to greater kilowatt-hour purchases

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          ($7.2  million)  and higher  demand  costs ($3.7  million).   The

          increase in kilowatt-hour purchases  during the second quarter of

          1994 is the result of the previously discussed sales increases as

          well  as  the  decline  in  net  kilowatt-hour  generation.   The

          increased kilowatt-hour purchases reflect a permanent increase in capacity  entitlement, effective January  1994, under an existing purchased  power contract  with Electric  Energy, Inc.  (EEI) and

          greater   kilowatt-hour   purchases   from  Owensboro   Municipal

          Utilities (OMU).  Scheduled maintenance of OMU's generating units in  the second  quarter  of  1993  resulted  in  a  reduction  of availability during that period.  The increase in demand costs is primarily due  to the permanent increase  in capacity entitlement from EEI.

              Maintenance expenses increased $3.8 million (25%),  primarily due to the timing of scheduled maintenance at Kentucky Utilities'

          generating stations.



          Six months ended June 30, 1994, compared to the Six Months ended June 30, 1993


                                                 Increase (Decrease)
                                                    From Prior Year
                                                      Six Months
                                                 Ended June 30, 1994
                                                  kWh        Revenues
                                                  (%)         (000's)

          Residential                                9        $ 7,807
          Commercial                                 5          3,209
          Industrial                                 8          3,477
          Mine Power & Public Authorities            4          1,452
              Total Retail Sales                     7         15,945
          Other Electric Utilities                  48         10,487
          Provision for Refund -
            Litigation Settlement                    -           (902)
          Miscellaneous Revenues & Other             -            837
              Total                                 12        $26,367

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS





              Operating revenues  increased $26.4 million (9%) primarily as a result  of a 12% increase in kilowatt-hour sales.  The increase in kilowatt-hour sales is  primarily attributable to increases in

          residential, commercial,  industrial and  off-system sales.   The

          increases  in  residential and  commercial  sales  reflect colder weather  during the  first  quarter of  1994  and unusually  warm

          weather  during  the  month  of  June  1994.    The  increase  in

          industrial  sales  reflects  continued  economic  growth  in  the

          service  area.    Approximately  one  third  of the  increase  in

          industrial sales is due to greater sales to TMM due to its recent

          plant   expansion.     The  increase   in  off-system   sales  is

          attributable  to an increase in  demand for power  due to extreme

          weather  conditions  and   maintenance  programs  at  neighboring

          utilities.   Revenues were  reduced by approximately  $.9 million

          resulting from refunds  to customers of amounts  recovered from a

          litigation  settlement with  a  former coal  supplier.   The  $.9

          million,  which  was  charged against  revenue,  represents  $3.3 million of fuel savings less $2.4 million for incurred litigation costs and  off-system sales which Kentucky  Utilities was allowed to retain pursuant to a regulatory order.

              Fuel and  purchased  power  expense increased  $16.5  million

          (16%).  Fuel expense reflects a $3.3 million reduction associated with the refunding to  customers of fuel cost savings  related to

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          the resolution of  a coal  contract dispute.   This reduction  in

          fuel expense was substantially  offset by a 3.5% increase  in the

          average  price of  coal consumed.   Net  kilowatt-hour generation

          remained fairly constant in  comparison to the corresponding six-

          month period  in 1993.   Purchased power expense  increased $16.8

          million due to greater kilowatt-hour  purchases   ($10.4 million)

          and higher demand costs ($6.4 million). The increase in kilowatt-

          hour purchases is the result  of the  previously discussed  sales

          increases.    The increased   kilowatt-hour   purchases reflect a

          permanent increase in    capacity entitlement,  effective January

          1994, under  an existing purchased  power contract with EEI.  The

          increase in demand costs is  primarily   due  to   the  permanent

          increase   in  capacity  entitlement from EEI.

              Maintenance expenses  increased  $7.0  million  (26%).    The

          increase is  the result of distribution  utility line maintenance costs incurred as a  result of extensive ice storm  damage during the  first quarter of  1994, as well  as the  timing of scheduled maintenance at Kentucky Utilities' generating stations.



          ENVIRONMENTAL SURCHARGE

               On  July 19,  1994, the  Kentucky Public  Service Commission

          (PSC)  approved  Kentucky   Utilities'  environmental   surcharge

          application.    The  surcharge  is designed  to  recover  certain

          ongoing operating  and capital  costs of complying  with federal,

          state  or  local environmental  requirements associated  with the

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          production  of energy from coal, including the 1990 Clean Air Act

          Amendments.   The  environmental  surcharge  was  implemented  in

          August 1994.   Kentucky Utilities estimates that  it will recover

          approximately $15 million in environmental costs during the first twelve  months and  about $23  million during  the second  twelve

          months.   Amounts collected will  be subject to  PSC review every

          two years.

               Two intervenors have filed petitions with the  PSC seeking a rehearing of the PSC's surcharge order.  The PSC has not ruled on

          either  petition.   Any party  to the  proceeding may  appeal the

          final PSC order to the Franklin County (KY) Circuit Court.

                             PART II.  OTHER INFORMATION



                        KU ENERGY CORPORATION AND SUBSIDIARIES



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At  the April  26, 1994 Annual  Meeting of  Shareholders, the

          following proposal was acted upon and approved.

              (1)   To elect three Directors  to the Board of  Directors of

              the Company


                                                             Votes
                                           Votes for        Withheld
              Milton W. Hudson            31,395,923         390,007
              John T. Newton              31,494,442         390,007
              William L. Rouse, Jr.       31,344,348         390,007



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





                                                KU ENERGY CORPORATION
                                                       (Registrant)



          Date     August 11, 1994              /s/ John T. Newton
                                                John T. Newton
                                                Chairman and President



          Date     August 11, 1994              /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller