Form 10-Q
period 1994-09-30
KU ENERGY CORP
filed 1994-11-10
CIK 835715

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  September 30, 1994

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

             Number of shares of Common Stock outstanding at November 9, 1994:
        37,817,878 shares.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                           September 30,
                                                         1994       1993

        Operating Revenues (See Note 3)                $156,506  $160,609

        Operating Expenses:
          Fuel, principally coal,
           used in generation (See Note 3)               33,972    44,860
          Electric power purchased                       15,603    10,689
          Other operating expenses                       28,331    27,454
          Maintenance                                    15,211    12,758
          Depreciation                                   16,309    15,191
          Federal and state income taxes                 14,010    15,800
          Other taxes                                     3,626     3,417

              Total Operating Expenses                  127,062   130,169

        Net Operating Income                             29,444    30,440

        Other Income and Deductions:
          Interest and dividend income                    1,187     1,296
          Other income and deductions - net               1,170     1,329

              Total Other Income and Deductions           2,357     2,625

        Income Before Interest and Other Charges         31,801    33,065

        Interest and Other Charges                        9,150     8,618

        Net Income                                     $ 22,651  $ 24,447

        Average Common Shares Outstanding                37,818     37,818

        Earnings Per Common Share                      $    .60  $    .64

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)

                                                          For the Nine
                                                          Months Ended
                                                          September 30,
                                                         1994       1993

        Operating Revenues (See Note 3)                $477,049  $454,785

        Operating Expenses:
          Fuel, principally coal,
           used in generation (See Note 3)              121,203   132,385
          Electric power purchased                       47,842    26,128
          Other operating expenses                       83,397    78,491
          Maintenance                                    48,645    39,223
          Depreciation                                   48,648    45,616
          Federal and state income taxes                 36,349    38,757
          Other taxes                                    11,386    10,651

              Total Operating Expenses                  397,470   371,251

        Net Operating Income                             79,579    83,534

        Other Income and Deductions:
          Interest and dividend income                    4,580     3,822
          Other income and deductions - net               4,550     4,380

              Total Other Income and Deductions           9,130     8,202

        Income Before Interest and Other Charges         88,709    91,736

        Interest and Other Charges                       26,754    27,004

        Net Income                                     $ 61,955  $ 64,732

        Average Common Shares Outstanding                37,818    37,818

        Earnings Per Common Share                      $   1.64  $   1.71













        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)
                                                       For the Nine Months
                                                       Ended September 30,
                                                         1994      1993
     Cash Flows from Operating Activities:
       Net Income                                     $  61,955  $ 64,732
       Items not requiring (providing) cash currently:
        Depreciation                                     48,648    45,616
        Deferred income taxes and investment tax credit  (4,535)    2,045
        Change in fuel inventory                         (2,968)    3,853
        Change in accounts receivable                    (1,691)  (10,156)
        Change in accounts payable                          529     4,421
        Change in accrued taxes                           3,231     5,739
        Change in accrued utility revenues                4,964     3,037
        Change in liability to ratepayers               (28,704)   34,889
        Change in escrow funds                           29,582   (38,001)
       Other--net                                         3,276    10,033
     Net Cash Provided by Operating Activities          114,287   126,208

     Cash Flows from Investing Activities:
        Construction expenditures - utility            (130,035) (104,932)
        Proceeds from sale of long-term investments      15,440         -
        Investment in leveraged leases                   (6,609)   (9,924)
        Investment in independent power projects        (12,533)        -
        Other                                               507      (497)
     Net Cash Used by Investing Activities             (133,230) (115,353)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                      59,100         -
        Issuance of long-term debt                            -   123,500
        Funds deposited with trustee - net               18,393         -
        Retirement of long-term debt, incl. premiums        (21) (180,677)
        Retirement of preferred stock, incl. premium    (20,302)        -
        Payment of common stock dividends               (46,516)  (45,382)
     Net Cash Provided (Used) by Financing Activities    10,654  (102,559)

     Net Decrease in Cash and Cash Equivalents           (8,289)  (91,704)

     Cash and Cash Equivalents Beginning of Period       32,500   122,802

     Cash and Cash Equivalents End of Period          $  24,211  $ 31,098

     Supplemental Disclosures
     Cash paid for:
       Interest on long-term debt                     $  20,063  $ 24,767
       Federal and state income taxes                 $  38,378  $ 32,957








        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)
                                                       As of       As of
                                                     Sept. 30,    Dec. 31,
     ASSETS                                             1994        1993
     Utility Plant:
       Plant in service, at cost                     $2,079,701  $2,004,688
       Less: Accumulated depreciation                   925,102     879,960
                                                      1,154,599   1,124,728
       Construction work in progress                    209,325     158,829
                                                      1,363,924   1,283,557
     Current Assets:
       Cash and cash equivalents                         24,211      32,500
       Escrow funds - coal contract litigation            8,170      37,752
       Construction funds held by trustee                     2      18,268
       Accounts receivable                               43,085      41,394
       Accrued utility revenues                          20,611      25,575
       Fuel, principally coal, at average cost           34,041      31,073
       Materials and supplies, at average cost           18,649      17,261
       Other                                              7,588       7,808
                                                        156,357     211,631
     Investments, Deferred Charges and Other Assets:
       Investment in marketable securities                  416      16,397
       Investment in leveraged leases                    17,891      10,320
       Accumulated deferred income taxes                 43,121      36,418
       Unamortized loss on reacquired debt               12,578      13,295
       Other                                             48,505      37,994
                                                        122,511     114,424
           Total Assets                              $1,642,792  $1,609,612
     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                           $  617,676  $  602,503
       Preferred stock of Subsidiary                     40,000      40,000
       Long-term debt of Subsidiary                     442,015     442,045
                                                      1,099,691   1,084,548
     Current Liabilities:
       Preferred stock and long-term debt
        due within one year                                  21      20,021
       Short-term borrowings                             59,100           -
       Accounts payable                                  44,423      43,894
       Accrued interest                                   9,993       7,302
       Accrued taxes                                      7,687       4,456
       Customers' deposits                                6,284      10,803
       Accrued payroll and vacations                     10,108       7,719
       Liab. to ratepayers - coal contract litigation     8,163      36,867
       Other                                              7,284       6,444
                                                        153,063     137,506
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                255,411     248,369
       Accumulated deferred investment tax credits       39,302      42,385
       Regulatory liabilities                            65,946      69,689
       Other                                             29,379      27,115
                                                        390,038     387,558
           Total Capitalization and Liabilities      $1,642,792  $1,609,612

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

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


           3. OPERATING REVENUES AND FUEL COSTS

              Pursuant to  regulatory orders, Kentucky  Utilities has  been refunding fuel cost savings  related to the resolution of  a coal contract dispute.  Refunds to Kentucky retail customers commenced

          in July 1994.   Refunds  were made to  Virginia retail  customers

          during  the period August 1993  through June 1994.   Refunds were

          made to wholesale customers under the jurisdiction of the Federal

          Energy Regulatory  Commission in  lump sum payments  in September

          1993.

              Operating  revenues  and  fuel  expense  for  the  respective periods  were reduced by the following amounts resulting from the above- mentioned refunds:

                              Three Months Ended        Nine Months Ended
                                   Sept. 30,               Sept. 30,

                                1994        1993        1994         1993

                                        (in thousands of dollars)

           Reductions in:

           Operating
            Revenues          $17,540      $4,312      $18,442      $4,312
           Fuel, principally
            coal, used in
            generation        $18,614      $5,098      $21,980      $5,098




              The difference  between the  reduction in  Operating Revenues and  the  reduction in  Fuel  Expense is  attributed  to incurred litigation costs, fuel costs  savings related to off-system sales and costs incurred  to administer the refund plan.  These amounts were allowed to  be retained  by Kentucky  Utilities pursuant  to

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


          regulatory orders.





              KU Energy  Corporation is a  holding company organized  under

          the  laws  of  Kentucky.     KU  Energy  has  two   wholly  owned

          subsidiaries,  Kentucky Utilities  Company, an  electric utility,

          and KU Capital Corporation  (KU Capital), a nonutility investment company.  Kentucky Utilities is KU Energy's principal subsidiary.

          Material  changes  in  the consolidated  financial  condition and operating  results  of KU  Energy  are based  primarily  upon the operations of Kentucky Utilities.



          LIQUIDITY & RESOURCES

              Kentucky  Utilities'   construction  expenditures   increased

          approximately   $26  million  for  the  nine-month  period  ended

          September 30,  1994 compared  to the  same period  of 1993.   The

          increase is primarily attributable to expenditures for compliance with the 1990 Clean Air Act Amendments.

              Kentucky Utilities plans  to issue $54 million  of tax-exempt debt during the  4th quarter of 1994 to fund  certain solid waste disposal facilities' expenditures.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          RESULTS OF OPERATIONS

          Quarter ended September 30, 1994, compared to the Quarter ended September 30, 1993


                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended Sept. 30, 1994
                                                  kWh        Revenues
                                                  (%)         (000's)

          Residential                               (9)      $ (3,017)
          Commercial                                (1)           489
          Industrial                                 9          3,114
          Mine Power & Public Authorities            6          1,718
              Total Retail Sales                     -          2,304
          Other Electric Utilities                  59          7,403
          Miscellaneous Revenues & Other             -           (582)
              Total Before Refund                    9          9,125
          Provision for Refund -
            Litigation Settlement                    -        (13,228)
              Total                                  9       $ (4,103)




              Operating revenues were  impacted by refunds to  customers of fuel cost  savings  associated  with the  resolution  of  a  coal contract  dispute.  Refer to Note 3  of the Notes to Consolidated

          Financial Statements for further discussion.  Operating revenues,

          before the impact  of the  refunds to  customers, increased  $9.1 million (6%) primarily as a result  of a 9% increase in kilowatt-

          hour sales.   The  increase in  kilowatt-hour sales  is primarily

          attributable  to  increases in  industrial  and off-system  sales

          partially  offset  by  a  decrease in  residential  sales.    The

          increase in  industrial sales reflects the  continued improvement of the manufacturing segment of the  service area.  About 40%  of the  increase  in industrial  sales is  due  to greater  sales to

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Toyota  Motor  Manufacturing   U.S.A.,  Inc.     (TMM),  Kentucky

          Utilities'  largest  customer.   TMM  completed  an $800  million

          assembly plant expansion  in March  1994.  The  increase in  off-

          system sales is attributable  to an increase in demand  for power

          at  neighboring utilities.    The decrease  in residential  sales

          resulted  from  the mild  weather  experienced  during the  third quarter of 1994.

              Fuel expense  was also impacted  by the previously  mentioned

          refunds  to  customers.    Refer  to  Note  3  of  the  Notes  to

          Consolidated Financial  Statements for further discussion.   Fuel

          expense,  excluding  the  effect  of the  refunds  to  customers,

          increased  $2.6  million  (5%).   This  increase  reflects  a  4%

          increase  in  tons of  coal  consumed and  a  1% increase  in the average  price per ton of coal consumed.  Purchased power expense increased  by $4.9 million (46%) due to higher demand costs ($3.6 million) and greater kilowatt-hour purchases ($1.3 million).  The increase  in  demand  costs  is primarily  due  to  the permanent increase in  capacity entitlement,  effective January  1994, from

          Electric   Energy,  Inc.   (EEI).  The   increased  kilowatt-hour

          purchases were  primarily from  EEI. A contract  between Kentucky

          Utilities and  EEI allows Kentucky  Utilities to purchase,  on an economic  basis,  20% of  the  available capacity  from  a 1,000-

          megawatt generating station owned by EEI.  Maintenance expenses increased $2.5 million (19%),  primarily due  to the  timing  of scheduled  maintenance  at  Kentucky  Utilities' generating stations.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Nine Months ended September 30, 1994, compared to the Nine Months ended September 30, 1993

                                                 Increase (Decrease)
                                                    From Prior Year
                                                      Nine Months
                                                 Ended Sept. 30, 1994
                                                  kWh        Revenues
                                                  (%)         (000's)

          Residential                                2       $  4,790
          Commercial                                 3          3,698
          Industrial                                 8          6,591
          Mine Power & Public Authorities            5          3,170
              Total Retail Sales                     4         18,249
          Other Electric Utilities                  52         17,890
          Miscellaneous Revenues & Other             -            255
              Total Before Refund                   11         36,394
          Provision for Refund -
            Litigation Settlement                    -        (14,130)
              Total                                 11       $ 22,264


              Operating revenues were  impacted by refunds to  customers of fuel  cost  savings associated  with  the  resolution of  a  coal contract dispute.  Refer  to Note 3 of the Notes  to Consolidated

          Financial Statements for further discussion.  Operating revenues,

          before  the impact of  the refunds to  customers, increased $36.4 million  (8%) primarily  as  a  result  of  an  11%  increase  in

          kilowatt-hour  sales.   The  increase in  kilowatt-hour sales  is

          primarily  attributable to increases  in residential, commercial,

          industrial  and off-system  sales.   The  increase in  industrial

          sales reflects  the continued  improvement  of the  manufacturing segment  of  the  service area.  About  40%  of  the increase  in industrial  sales is attributable to greater sales to TMM due its

          to recent plant expansion.   The increase in off-system  sales is

          attributable  to  an  increase  in   demand  for  power  due   to

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          maintenance programs at neighboring utilities and to warm weather during the second quarter of 1994.

              Fuel expense  was also impacted  by the previously  mentioned

          refunds  to  customers.    Refer  to  Note  3  of  the  Notes  to

          Consolidated Financial Statements  for further discussion.   Fuel

          expense,  excluding  the  effect  of the  refunds  to  customers,

          increased  $5.7  million (4%).    This  increase  reflects  a  3%

          increase in the average price  per ton of coal consumed and  a 1%

          increase in the tons  of coal consumed.  Purchased  power expense increased $21.7 million  (83%) due  to higher  demand costs  ($10 million) and to greater kilowatt-hour purchases ($11.7 million).

          The  increase in demand costs  is primarily due  to the permanent increase  in capacity entitlement,  effective January  1994, from

          EEI.   The increased kilowatt-hour purchases  were primarily from

          EEI.

              Maintenance  expenses increased  $9.4  million  (24%).    The

          increase is  the result of distribution  utility line maintenance costs incurred as a  result of extensive ice storm  damage during the first  quarter of 1994,  as well as  the timing of  scheduled maintenance at Kentucky Utilities' generating stations.

                             PART II.  OTHER INFORMATION

                        KU ENERGY CORPORATION AND SUBSIDIARIES



          ITEM 1.  LEGAL PROCEEDINGS



             By  order  of  July  19,  1994,  the  Kentucky  Public  Service

          Commission   (PSC)  approved   Kentucky   Utilities'   plan   for

          environmental   surcharge   adjustments   to  customer   billings

          beginning  in  August  1994.   The  surcharge,  authorized  by  a

          Kentucky statute enacted in 1992,  is designed to recover certain ongoing  operating and  capital  costs, not  already included  in existing  rates, related  to  compliance with  federal, state  or local environmental requirements  associated with the  production of energy from coal, including the 1990 Clean Air Act Amendments.

          Surcharge billings  are subject to periodic PSC review to confirm the level of environmental expenditures and to reconcile previous surcharge billings with actual costs.

             Two requests  for rehearing  were filed  by interveners  before the PSC.  The PSC denied those requests for rehearings.

             On September 9, 1994, the Attorney General of the  Commonwealth

          of Kentucky  (Attorney General) filed  an action in  the Franklin

          County (KY)  Circuit Court  challenging the  constitutionality of the Kentucky  surcharge  statute and  seeking to  vacate the  PSC order of  July 19,  1994 on  the ground,  among others, that  the environmental surcharge approved by the PSC will deprive Kentucky

          Utilities'  customers of  their property  without due  process of

          law.   Management  believes  that, based  on  its review  of  the circumstances, the surcharge statute is constitutional and it is probable that the PSC order of July 19, 1994 approving the

          surcharge  will be  upheld.   In the  remote occurrence  that the

          statute is declared  unconstitutional, amounts collected pursuant to the PSC order may be subject to refund.

             By motion filed November 8, 1994,  the Attorney General and two interveners are seeking  to have surcharge  collections deposited

          with the court pending  the outcome of the litigation.   Kentucky

          Utilities believes that the motion is without merit and should be denied.



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits.

                 The following exhibit is filed as part of this report:

                 Exhibit
                 Number                    Description

                 27 Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K.)

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





                                                KU ENERGY CORPORATION
                                                       (Registrant)



          Date November 9, 1994                 /s/ John T. Newton
                                                John T. Newton
                                                Chairman of the Board and
                                                Chief Executive Officer



          Date November 9, 1994                 /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller