Form 10-K
period 1994-12-31
KU ENERGY CORP
filed 1995-03-10
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      Form 10-K

          X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the fiscal year ended          December 31, 1994

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

     Aggregate market value at March 9, 1995 of the voting stock held by nonaffiliates of the Registrant: $1,016,355,471
     Number of shares of Common Stock outstanding at March 9, 1995:  37,817,878

     Documents Incorporated by Reference: A portion of the Company's 1994 Annual Report to Shareholders is incorporated by reference in Part II. A portion of the Company's Proxy Statement relating to the 1995 Annual Shareholders Meeting is incorporated by reference in Part III.

     Exhibit Index appears on page 12.

                               KU ENERGY CORPORATION

                                      Form 10-K

               Annual Report to the Securities and Exchange Commission
                        For the Year Ended December 31, 1994
                                    _____________

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

                                      PART III

         10.     Directors and Executive Officers of the Registrant  .   10

         11.     Executive Compensation  . . . . . . . . . . . . . . .   10

         12.     Security Ownership of Certain Beneficial Owners
                     and Management  . . . . . . . . . . . . . . . . .   10

         13.     Certain Relationships and Related Transactions  . . .   10

                                       PART IV

         14.     Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K  . . . . . . . . . . . . .   11

                 Exhibit Index   . . . . . . . . . . . . . . . . . . .   12

                 Signatures  . . . . . . . . . . . . . . . . . . . . .   20

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

     The ability of the Company to pay dividends on its common stock is dependent upon distributions made to it by Kentucky Utilities and KU Capital and on amounts that may be earned by the Company on investments.

     Kentucky Utilities Company

     Kentucky Utilities is a public utility engaged in producing and selling electric energy. Kentucky Utilities provides electric service to about 418,100 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, and to about 28,300 customers in 5 counties in southwestern Virginia. Of the Kentucky communities, 160 are incorporated municipalities served under unexpired municipal franchises and the rest are unincorporated communities where no franchises are required. Service has been provided in Virginia without franchises for a number of years. This lack of Virginia franchises is not expected to have a material adverse effect on Kentucky Utilities' operations. Kentucky Utilities also sells electric energy at wholesale for resale in 12 municipalities.

     For a complete description of Kentucky Utilities' business, reference is made to its Annual Report on Form 10-K for the year ended December 31, 1994, filed herewith as Exhibit 99B and incorporated herein by reference.

     KU Capital Corporation

     KU Capital has adopted a core energy investment strategy for its nonutility investments. Under this strategy, energy-related investments that utilize KU Energy's knowledge and expertise are targeted. In particular, KU Capital is focusing its attention on independent power projects (including qualifying facilities and exempt wholesale generators) and equipment leased to other utilities.

     Item 2.  Properties

     Refer to Kentucky Utilities Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of its properties. Presently, KU Energy and KU Capital have no significant physical property.


     Item 3.  Legal Proceedings

     KU  Energy and  KU Capital  have no  significant legal proceedings.   See
     Item 3, Legal Proceedings of the Kentucky Utilities' Annual Report on Form 10-K for the year ended December 31, 1994 (Exhibit 99B) for a discussion of certain legal proceedings concerning Kentucky Utilities.


     Item 4.  Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant

                              Current      Positions Held During at Least the
      Name and Age         Positions Held  Last 5 Years

      John T. Newton       Chairman and    Chairman of the Board and Director
      Age 64               Director*       of KU Energy since 1988. President
                                           of KU Energy from 1988 to November
                                           1994.
      Michael R. Whitley   President and   President of KU Energy since
      Age 51               Director*       November 1994 and Director since
                                           March 1992.  Senior Vice President
                                           from 1988 to November 1994.
                                           Secretary of KU Energy from 1988
                                           to November 1992.

      O. M. Goodlett       Senior Vice-    Senior Vice-President of KU Energy
      Age 47               President*      since November 1994.

      James W. Tipton      Senior Vice-    Senior Vice-President of KU Energy
      Age 51               President       since November 1994.  Senior Vice-
                                           President of Kentucky Utilities
                                           from November 1986 to November
                                           1994.
      George S. Brooks II  General         Corporate Secretary of KU Energy
      Age 44               Counsel and     since November 1992, and General
                           Corporate       Counsel since 1988.
                           Secretary*


      William N. English   Treasurer*      Treasurer of KU Energy since 1988.
      Age 44
      Michael D. Robinson  Controller*     Controller of KU Energy since June
      Age 39                               1990.




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

     The table below sets forth the high and low sales prices and the dividends paid for the Company's common stock for the periods shown.


                                       1994                                  1993
                     Dividend               Price            Dividend            Price
      Quarter           Paid           High       Low          Paid          High       Low
       First             $.41         29 1/4        26           $.40       30 5/8    27 5/8
       Second            $.41         27 3/8    24 1/2           $.40       31 1/2    28 1/4
       Third             $.41         27 1/8    25 1/8           $.40       32 3/4    30 1/2
       Fourth            $.41         28 3/4    25 3/4           $.40       31 3/4    27 3/4

     KU Energy's Board has declared a common stock dividend of $.42 per share payable March 15, 1995, to shareholders of record on February 24, 1995.

     As of December 31, 1994, the Company had approximately 32,664 common shareholders of record.

     Kentucky Utilities has paid cash dividends quarterly since 1949. KU Energy expects to continue this policy, although future dividends are dependent on future earnings, capital requirements and financial conditions. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders (Exhibit 13). Such information is incorporated herein by reference.

     Item 6.  Selected Financial Data

      Year ended December 31,                   1994      1993       1992      1991       1990
                                                                         (dollars in thousands)
      Operating Revenues:
        Residential                         $213,574  $ 210,759  $194,817  $ 202,885  $187,100
        Commercial                           142,207    138,271   133,519    137,653   131,990
        Industrial                           120,043    111,857   102,808     98,595    96,524
        Mine power                            36,498     34,977    36,696     37,093    37,877
        Public authorities                    49,869     48,142    45,570     46,332    43,125
          Total sales to ultimate
            consumers                        562,191    544,006   513,410    522,558   496,616
        Other electric utilities              89,665     62,463    58,979     61,542    53,295
        Miscellaneous revenues and other       4,157      3,448     3,871      3,560     3,870
        Provision for refund - litigation
          settlement                         (19,385)    (3,309)        -          -         -
          Total operating revenues           636,628    606,608   576,260    587,660   553,781
      Operating Expenses:
        Fuel used in generation (1)          170,654    178,910   168,470    183,167   175,439
        Electric power purchased              61,442     34,711    32,753     26,744    27,521
        Other operating expenses             114,551    106,124    95,109     93,648    85,111
        Maintenance                           66,141     59,458    61,270     58,590    52,606
        Depreciation                          65,441     60,811    58,931     57,337    56,173
        Federal and state income taxes        43,904     47,752    40,992     45,837    42,331
        Other taxes                           14,789     14,357    13,401     12,858    12,384
          Total operating expenses
            and taxes                        536,922    502,123   470,926    478,181   451,565
      Net Operating Income                    99,706    104,485   105,334    109,479   102,216
      Other Income and Deductions             11,530     10,362    12,162     12,062    15,102
      Income Before Interest and
        Other Charges and AFUDC              111,236    114,847   117,496    121,541   117,318
      Interest and Other Charges:
        Interest on long-term debt            32,147     31,650    39,571     36,559    36,132
        Preferred stock dividend
          requirements of Subsidiary           2,384      2,558     2,518      3,031     5,513
        Other interest                         2,414      1,249     1,394      1,626     1,219
          Total interest and other charges    36,945     35,457    43,483     41,216    42,864
      AFUDC                                    1,585        593       169        262       146
      Net Income                            $ 75,876  $  79,983  $ 74,182  $  80,587  $ 74,600

      Earnings per Average Common Share     $   2.01  $    2.11  $   1.96  $    2.13  $   1.97

      Common Stock Data:
        Shares Outstanding - average          37,818     37,818    37,818     37,818    37,818
                           - year-end         37,818     37,818    37,818     37,818    37,818
      Dividends per Share of
        Common Stock                        $   1.64  $    1.60  $   1.56  $    1.50  $   1.46

      (1) Amounts  for 1994  and 1993  reflect  reductions of  $23.1  million and  $4.1 million, respectively, associated with refunds  to customers related to a litigation settlement with a former coal supplier.

     Item 6.  Selected Financial Data
             (continued)

                                             1994        1993       1992        1991        1990

     Assets (in thousands)             $1,669,294 $1,573,194  $1,457,100  $1,411,092  $1,416,487
     Capitalization: (in thousands)
        Bonds                          $  495,830 $  441,830  $  443,330  $  407,330  $  408,070
        Notes                                  86        107         128         149         171
        Unamortized premium on
          long-term debt                       96        108         519         713         772
        Preferred stock                    40,000     40,000      40,000      40,000      40,000
        Common stock equity               616,092    602,503     583,319     568,152     546,477
             Total capitalization      $1,152,104 $1,084,548  $1,067,296  $1,016,344  $  995,490
     % Total Capitalization
        Represented by:
        Long-term debt                       43.0       40.8        41.6        40.2        41.1
        Preferred stock                       3.5        3.7         3.7         3.9         4.0
        Common stock equity                  53.5       55.5        54.7        55.9        54.9
     Kilowatt-hours Generated,
        Purchased and Sold:
        (in thousands)
        Power generated                15,524,844 14,934,839  13,700,313  14,183,713  13,024,722
        Power purchased                 3,066,917  1,926,299   2,032,110   1,464,812   1,425,899
        Power interchanged - net            2,638      1,556       3,393     (10,725)     14,934
             Total                     18,594,399 16,862,694  15,735,816  15,637,800  14,465,555
        Less - losses and company use     998,010  1,066,251     876,862     906,468     878,337
        Remainder - kilowatt-hours
          sold                         17,596,389 15,796,443  14,858,954  14,731,332  13,587,218
        Sales classified:
          Residential                   4,706,058  4,702,697   4,278,098   4,385,670   4,012,324
          Commercial                    3,272,370  3,217,504   3,080,045   3,122,156   2,968,049
          Industrial                    3,641,469  3,409,213   3,093,113   2,874,016   2,791,304
          Mine power                      974,233    933,317     977,032     955,410     983,778
          Public authorities            1,225,668  1,199,893   1,123,494   1,133,176   1,048,483
             Total sales to
               ultimate consumers      13,819,798 13,462,624  12,551,782  12,470,428  11,803,938
          Other electric utilities      3,776,591  2,333,819   2,307,172   2,260,904   1,783,280
             Total                     17,596,389 15,796,443  14,858,954  14,731,332  13,587,218

     Average Number of Customers          440,590    432,636     425,403     419,340     413,843
     Residential Sales (per customer):
        Average kilowatt-hours             12,781     12,995      12,007      12,471      11,546
        Average revenue                $   580.05  $  582.41  $   546.80  $   576.93  $   538.43
     System Capability - Megawatts:
        Kentucky Utilities' plants          3,265      3,164       3,163       3,162       3,150
        Purchased contracts                   540        365         293         254         251
          Total system capability           3,805      3,529       3,456       3,416       3,401
     Net System Maximum Demand -
        Megawatts                           3,127      3,176       2,845       2,894       2,835
     Load Factor (%)                         59.8       57.7        59.4        58.4        56.5
     Heat Rate (BTU per KWH) (1)           10,306     10,367      10,344      10,350      10,449
     Fuel - Average Cost per Ton (1)   $    28.84  $   28.31  $    27.88  $    29.67  $    30.74
     Average Cost per Million BTU (1)  $     1.19  $    1.17  $     1.18  $     1.24  $     1.28
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


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                      PART III


     Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 relating to each director and each nominee for election as a director at the Company's 1995 Annual
     Shareholders Meeting is set forth in the Company's definitive proxy statement (the "Proxy Statement") filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1995 Annual Shareholders
     Meeting. Such information is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--General." Information required by this item relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

     On March 30, 1994, a report on Form 4 (due February 15, 1994) was filed on behalf of Roger C. Grimm, Vice President of the Company, with the Securities and Exchange Commission reporting a purchase of Company Common Stock.

     Item 11.  Executive Compensation

     The information required by  Item 11 is incorporated herein  by reference to the material appearing in the Proxy Statement under the caption "Election of Directors -- Directors' Compensation, and -- Executive Compensation" (but excluding any information contained under the subheadings -- "Report of Compensation Committee on Executive Compensation", and -- "Performance Graph").

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

         (1) Financial Statements (incorporated by reference under Item 8, Financial Statements and Supplementary Data)

              Consolidated Statements of Income and Retained Earnings for the
                three years ended December 31, 1994,
              Consolidated Statements of Cash Flows for the three years ended
                December 31, 1994,
              Consolidated Balance Sheets as of December 31, 1994 and 1993, Consolidated Statements of Capitalization as of December 31,
              1994    and 1993,
              Notes to Consolidated Financial Statements, and
              Report of Independent Public Accountants.

         (2)  Schedules

              Schedule II    Valuation and qualifying accounts.

         The following Schedules are omitted as not applicable or not required under Regulation S-X:

              I, III, IV, V.

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

     4.B Indenture of Mortgage or Deed of Trust dated May 1, 1947, between Kentucky Utilities Company and Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (Amended Exhibit 7(a) in File No. 2-7061), and Supplemental Indentures thereto dated, respectively, January 1, 1949 (Second Amended
           Exhibit 7.02 in File No. 2-7802), July 1, 1950 (Amended
           Exhibit 7.02 in File No. 2-8499), June 15, 1951 (Exhibit 7.02(a) in File No. 2-8499), June 1, 1952 (Amended
           Exhibit 4.02 in File No. 2-9658), April 1, 1953 (Amended
           Exhibit 4.02 in File No. 2-10120), April 1, 1955 (Amended
           Exhibit 4.02 in File No. 2-11476), April 1, 1956 (Amended
           Exhibit 2.02 in File No. 2-12322), May 1, 1969 (Amended
           Exhibit 2.02 in File No. 2-32602), April 1, 1970 (Amended
           Exhibit 2.02 in File No. 2-36410), September 1, 1971 (Amended Exhibit 2.02 in File No. 2-41467), December 1, 1972 (Amended Exhibit 2.02 in File No. 2-46161) April 1, 1974 (Amended Exhibit 2.02 in File No. 2-50344), September 1, 1974 (Exhibit 2.04 in File No. 2-59328), July 1, 1975 (Exhibit 2.05 in File No. 2-9328), May 15,
           1976 (Amended Exhibit 2.02 in File No. 2-56126),
           April 15, 1977 (Exhibit 2.06 in File No. 2-59328),
           August 1, 1979 (Exhibit 2.04 in File No. 2-64969), May 1, 1980 (Exhibit 2 to Form 10-Q Quarterly Report of Kentucky Utilities for the quarter ended June 30, 1980), September 15, 1982 (Exhibit 4.04 in File No. 2-79891), August 1, 1984 (Exhibit 4B to Form 10-K Annual Report of Kentucky Utilities Company for the year ended
           December 31, 1984), June 1, 1985 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1985), May 1, 1990 (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1990), May 1, 1991

     No.                           Description                          Page


     4.B   (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky
     cont  Utilities Company for the quarter ended June 30, 1991),
           May 15, 1992 (Exhibit 4.02 to Form 8-K of Kentucky
           Utilities Company dated May 14, 1992), August 1, 1992
           (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky
           Utilities Company for the quarter ended September 30,
           1992), June 15, 1993 (Exhibit 4.02 to Form 8-K of
           Kentucky Utilities Company dated June 15, 1993) and
           December 1, 1993 (Exhibit 4.01 to Form 8-K of Kentucky
           Utilities Company dated December 10, 1993).  Incorporated
           by reference.                                                  -

     4.C   Supplemental Indenture dated March 1, 1992 between
           Kentucky Utilities and Continental Bank, National
           Association and M. J. Kruger, as Trustees, providing for
           the conveyance of properties formerly held by Old
           Dominion Power Company (Exhibit 4B to Form 10-K Annual
           Report of Kentucky Utilities Company for the year ended
           December 31, 1992).  Incorporated by reference.                -
     4.D   Supplemental Indenture dated November 1, 1994 between
           Kentucky Utilities Company and Bank of America Illinois,
           as Trustee (Exhibit 4C to Form 10-K Annual Report of
           Kentucky Utilities Company for the year ended
           December 31, 1994).  Incorporated by reference.                -

     10.A  Kentucky Utilities' Amended and Restated Performance
           Share Plan (Exhibit 10A to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30,
           1993).  Incorporated by reference.                             -
     10.B  Kentucky Utilities' Annual Performance Incentive Plan
           (Exhibit 10B to Form 10-K Annual Report of Kentucky
           Utilities Company for the year ended December 31, 1990).
           Incorporated by reference.                                     -

     10.C Amendment No. 1 to Kentucky Utilities' Annual Performance Incentive Plan (Exhibit 10D to Form 10-K Annual Report of Kentucky Utilities Company for the year ended
           December 31, 1991).  Incorporated by reference.                -

     10.D Amendment No. 2 to Kentucky Utilities' Annual Performance Incentive Plan (Exhibit 10.H to Form 10-K Annual Report
           of Kentucky Utilities Company for the year ended
           December 31, 1993).  Incorporated by reference.                -
     10.E Amendment No. 3 to Kentucky Utilities' Annual Performance Incentive Plan (Exhibit 10.I to Form 10-K Annual Report
           of Kentucky Utilities Company for the year ended
           December 31, 1993).  Incorporated by reference.                -

     10.F  Kentucky Utilities' Executive Optional Deferred
           Compensation Plan (Exhibit 10C to Form 10-K Annual Report
           of Kentucky Utilities Company for the year ended
           December 31, 1990).  Incorporated by reference.                -
     10.G Amendment No. 1 to Kentucky Utilities' Executive Optional Deferred Compensation Plan (Exhibit 10F to Form 10-K
           Annual Report of Kentucky Utilities Company for the year
           ended December 31, 1991).  Incorporated by reference.          -

     No.                           Description                          Page
     10.H Amendment No. 2 to Kentucky Utilities' Executive Optional Deferred Compensation Plan (Exhibit 10.J to Form 10-K
           Annual Report of Kentucky Utilities Company for the year
           ended December 31, 1993).  Incorporated by reference.          -

     10.I  Kentucky Utilities' Director Retirement Retainer Program,
           and Amendment No. 1 (Exhibit 10G to Form 10-K Annual
           Report of Kentucky Utilities Company for the year ended
           December 31, 1991).  Incorporated by reference.                -

     10.J  Kentucky Utilities' Supplemental Security Plan (Exhibit
           10I to Form 10-K Annual Report of Kentucky Utilities
           Company for the year ended December 31, 1991).
           Incorporated by reference.                                     -
     10.K  Amendment No. 1 to Kentucky Utilities' Supplemental
           Security Plan (Exhibit 10J to Form 10-K Annual Report of Kentucky Utilities Company for the year ended December
           31, 1994).  Incorporated by reference.                         -

     10.L  Amendment No. 2 to Kentucky Utilties' Supplemental
           Security Plan (Exhibit 10K to Form 10-K Annual Report of Kentucky Utilities Company for the year ended December
           31, 1994).  Incorporated by reference.                         -
     10.M  Kentucky Utilities' Amended and Restated Director
           Deferred Compensation Plan (Exhibit 10M to Form 10-K
           Annual Report of Kentucky Utilties Company for the year
           ended December 31, 1994).  Incorporated by reference.          -

     10.N  KU Energy's Performance Share Plan (Exhibit 10A to
           Form 10-Q Quarterly Report of KU Energy Corporation for
           the quarter ended June 30, 1993).  Incorporated by
           reference.                                                     -

     10.O  KU Energy's Annual Performance Incentive Plan (Exhibit
           10J to Form 10-K Annual Report of KU Energy Corporation
           for the year ended December 31, 1993).  Incorporated by
           reference.                                                     -
     10.P  Amendment No. 1 to KU Energy's Annual Performance
           Incentive Plan (Exhibit 10K to Form 10-K Annual Report of
           KU Energy Corporation for the year ended
           December 31, 1993).  Incorporated by reference.                -

     10.Q KU Energy's Executive Optional Deferred Compensation Plan (Exhibit 10P to Form 10-K Annual Report of KU Energy
           Corporation for the year ended December 31, 1993).
           Incorporated by reference.                                     -
     10.R  KU Energy's Director Retirement Retainer Program (Exhibit
           10J to Form 10-K Annual Report of KU Energy Corporation
           for the year ended December 31, 1992).  Incorporated by
           reference.                                                     -

     10.S  KU Energy's Amended and Restated Director Deferred
           Compensation Plan.                                           21-37

     13    Portions of 1994 Annual Report to Shareholders               38-63

     21    List of Subsidiaries                                          64

     23    Consent of Independent Public Accountants                     65

     No.                           Description                          Page
     27    Financial Data Schedule (required for electronic filing
           only in accordance with Item 601(c)(1) of Regulation
           S-K).                                                          -

     99.A  Description of Common Stock                                  66-68

     99.B  Kentucky Utilities Company Form 10-K for the year ended      69-169
           December 31, 1994

         Note - Exhibit numbers 10.A through 10.S are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

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

            8. Loan Agreement dated as of November 1, 1994, between Kentucky Utilities and the County of Carroll, Kentucky, in connection with $54,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (Kentucky Utilities Company Project) 1994 Series A due November 1, 2024.

     (B) No reports on Form 8-K were filed by the Company during the last quarter of 1994.

                                                                                   SCHEDULE II

                                KU ENERGY CORPORATION & SUBSIDIARIES

                                  VALUATION AND QUALIFYING ACCOUNTS




     Year Ended December 31,                                            1994     1993     1992
                                                                                 (in thousands)

     Accumulated Provision for Uncollectible Accounts Receivable

     Balance at beginning of year                                    $  923   $ 1,033  $ 1,132

     Balance at end of year                                          $  457   $   923  $ 1,033



     ____________

     Note-Other valuation and qualifying accounts are not significant.


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To KU Energy Corporation & Subsidiaries:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in KU Energy Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 30, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of KU Energy Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                               /s/ Arthur Andersen LLP
                                               Arthur Andersen LLP

     Chicago, Illinois
     January 30, 1995

                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 1995.

                                          KU ENERGY CORPORATION

                                          /s/ John T. Newton
                                          John T. Newton
                                          Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

        Signature                Title


        /s/ John T. Newton
        John T. Newton           Chairman and Director (Principal Executive
                                 Officer)
        /s/ Michael R. Whitley
        Michael R. Whitley       President and Director

        /s/ O. M. Goodlett
        O. M. Goodlett           Senior Vice-President (Principal Financial
                                 Officer)
        /s/ Michael D. Robinson
        Michael D. Robinson      Controller (Principal Accounting Officer)

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

     March 9, 1995