Form 10-Q
period 1995-03-31
KU ENERGY CORP
filed 1995-05-09
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  March 31, 1995

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

             Number  of shares  of Common  Stock outstanding  at May  8, 1995:
        37,817,878 shares.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)


                                                           For the Three
                                                            Months Ended
                                                             March 31,
                                                          1995        1994

        Operating Revenues (See Note 2)                $ 167,140   $ 166,523

        Operating Expenses:
         Fuel, principally coal,
          used in generation (See Note 2)                 45,706      43,859
         Electric power purchased                         15,777      15,883
         Other operating expenses                         31,206      27,104
         Maintenance                                      14,858      14,539
         Depreciation                                     18,748      16,188
         Federal and state income taxes                   10,491      14,558
         Other taxes                                       4,343       4,068

             Total Operating Expenses                    141,129     136,199

        Net Operating Income                              26,011      30,324

        Other Income and Deductions:
         Interest and dividend income                        977       2,155
         Other income and deductions - net                 2,131       1,377

             Total Other Income and Deductions             3,108       3,532

        Income Before Interest and Other Charges          29,119      33,856

        Interest and Other Charges                        10,312       8,837

        Net Income                                     $  18,807   $  25,019

        Average Common Shares Outstanding                 37,818      37,818

        Earnings Per Common Share                      $     .50   $     .66



        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)
                                                          For the Three
                                                          Months Ended
                                                            March 31,
                                                          1995       1994
     Cash Flows from Operating Activities:
       Net Income                                    $  18,807  $  25,019
       Items not requiring (providing) cash currently:
        Depreciation                                    18,748     16,188
        Deferred income taxes and investment tax credit   (271)    (1,782)
        Changes in current assets and liabilities:
          Change in fuel inventory                        (254)     4,644
          Change in accounts receivable                  5,610      1,404
          Change in accounts payable                   (17,463)   (10,223)
          Change in accrued taxes                       10,597     17,882
          Change in accrued utility revenues             2,493      4,788
        Other--net                                       7,373        775

     Net Cash Provided by Operating Activities          45,640     58,695

     Cash Flows from Investing Activities:
        Construction expenditures - utility            (28,035)   (40,496)
        Purchase of long-term investments                    -       (238)
        Proceeds from leveraged lease investments          200        162
        Investment in independent power projects          (786)         -
        Other                                                7        103

     Net Cash Used by Investing Activities             (28,614)   (40,469)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                     (7,100)     3,500
        Funds deposited with trustee - net               8,600      9,000
        Retirement of long-term debt                       (21)       (21)
        Retirement of preferred stock, incl. premium         -    (20,302)
        Payment of common stock dividends              (15,884)   (15,505)

     Net Cash Used by Financing Activities             (14,405)   (23,328)

     Net Increase (Decrease) in Cash and
      Cash Equivalents                                   2,621     (5,102)

     Cash and Cash Equivalents Beginning of Period      28,927     32,500

     Cash and Cash Equivalents End of Period         $  31,548  $  27,398

     Supplemental Disclosures
     Cash paid for:
       Interest on short and long-term debt          $   6,475  $   4,779
       Federal and state income taxes                $       -  $       -



        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                         As of         As of
                                                       March 31,      Dec. 31,
     ASSETS                                               1995          1994
     Utility Plant:
       Plant in service, at cost                      $2,274,572   $2,238,926
       Less: Accumulated depreciation                    953,153      933,394
                                                       1,321,419    1,305,532
       Construction work in progress                      98,617      104,385
                                                       1,420,036    1,409,917
     Current Assets:
       Cash and cash equivalents                          31,548       28,927
       Escrow funds - coal contract litigation             6,508        6,911
       Construction funds held by trustee                  9,979       18,553
       Accounts receivable                                35,974       41,584
       Accrued utility revenues                           21,734       24,227
       Fuel, principally coal, at average cost            35,906       35,652
       Materials and supplies, at average cost            21,670       20,081
       Other                                              11,003       10,619
                                                         174,322      186,554
     Investments, Deferred Charges and Other Assets:
       Investment in leveraged leases                     19,275       18,675
       Unamortized loss on reacquired debt                12,069       12,324
       Other                                              42,717       41,824
                                                          74,061       72,823
           Total Assets                               $1,668,419   $1,669,294

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                            $  619,016   $  616,092
       Preferred stock of Subsidiary                      40,000       40,000
       Long-term debt of Subsidiary                      495,987      496,012
                                                       1,155,003    1,152,104
     Current Liabilities:
       Long-term debt due within one year                     21           21
       Short-term borrowings                              69,200       76,300
       Accounts payable                                   31,246       48,709
       Accrued interest                                    9,938        7,328
       Accrued taxes                                      19,785        9,188
       Customers' deposits                                 6,421        6,423
       Accrued payroll and vacations                      10,727        8,222
       Liab. to ratepayers - coal contract litigation      6,508        6,909
       Other                                               8,056        6,471
                                                         161,902      169,571
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                 216,758      215,466
       Accumulated deferred investment tax credits        37,251       38,275
       Regulatory tax liability                           60,119       60,788
       Other                                              37,386       33,090
                                                         351,514      347,619
           Total Capitalization and Liabilities       $1,668,419   $1,669,294


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

          Corporation (KU Energy or the Company) Annual Report on Form 10-K

          for the year ended December 31, 1994.

              In  the  opinion  of management,  the  information  furnished herein reflects  all adjustments  which are necessary  to present fairly the results of the periods shown and the disclosures which

          have  been  made  are  adequate   to  make  the  information  not

          misleading.    Results of  interim  periods  are not  necessarily

          indicative  of results  for any  twelve-month period  due  to the seasonal  nature  of  the  business of  the  Company's  principal subsidiary, Kentucky Utilities Company (KU).

           2. OPERATING REVENUES AND FUEL COSTS

              Pursuant to  regulatory orders,  KU has  been refunding  fuel cost  savings  related  to  the resolution  of  a  coal  contract dispute.  Refunds to Kentucky retail customers commenced in  July

          1994.   Refunds were made to Virginia retail customers during the

          period  August  1993 through  June 1994.    Refunds were  made to

          wholesale customers under the  jurisdiction of the Federal Energy

          Regulatory Commission in lump sum payments in September 1993.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


              Operating revenues  and  fuel  expense  for  the  three-month period ended March 31, 1994 were reduced by $.5 million  and $2.9

          million,   respectively,   resulting  from   the  above-mentioned

          refunds.   The refunding had  no impact on  operating revenues or

          fuel expense  for the  three-month period  ended March  31, 1995.

          The difference  between the  reduction in operating  revenues and

          the  reduction   in  fuel  expense  is   attributed  to  incurred

          litigation  costs and  fuel costs  savings related  to off-system sales.  These amounts were allowed  to be retained by KU pursuant to regulatory orders.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              KU Energy  is a holding  company organized under  the laws of

          Kentucky.   KU Energy has  two wholly owned  subsidiaries, KU, an

          electric  utility, and  KU  Capital Corporation  (KU Capital),  a

          nonutility subsidiary.   KU is KU  Energy's principal subsidiary.

          Material  changes  in the  consolidated  financial  condition and operating  results of  KU  Energy are  based  primarily upon  the operations of KU.



          LIQUIDITY & RESOURCES

              KU's  construction  expenditures decreased  approximately $12 million  during the  three-month  period ending  March 31,  1995,

          compared to the  same period of 1994.  The  decrease is primarily attributable to planned reductions in expenditures for combustion turbine  peaking units and for compliance with the 1990 Clean Air

          Act Amendments.

              KU plans to issue  up to an  additional $50 million of  long-

          term  debt  during  1995,  principally  to  refinance  short-term indebtedness.



          RESULTS OF OPERATIONS

          Quarter ended March 31, 1995, compared
          to the Quarter ended March 31, 1994

              Earnings for  the three-month  period ending  March 31,  1995 were $.50 as  compared to  $.66 for the  corresponding period  of

          1994.  Earnings for the first quarter of 1994 included a one-time recovery of  about $.05 per share  from the resolution of  a coal

          contract  dispute.    For additional  information  concerning the

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          refunds resulting from resolution  of the dispute and  the impact on  1994  operating results,  refer  to Note  2  of the  Notes to

          Consolidated Financial  Statements, "Operating Revenues  and Fuel

          Costs".


                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended March 31, 1995
                                                  kWh        Revenues
                                                  (%)         (000's)

          Residential                               (6)       $(1,255)
          Commercial                                (1)         1,060
          Industrial                                 5          2,299
          Mine Power & Public Authorities           (2)           666
              Total Retail Sales                    (2)         2,770
          Other Electric Utilities                 (21)        (2,477)
          Miscellaneous Revenues & Other             -           (213)
              Total Before Refund                   (5)            80
          Provision for Refund -
            Litigation Settlement                    -            537
              Total                                 (5)        $  617




              Operating  revenues, before  the  impact  of the  refunds  to

          customers,  increased  about  $.1  million.    A  5%  decrease in

          kilowatt-hour sales  was offset  by $3.8 million  recovered under the environmental  surcharge discussed below (see  page 10).  The decrease  in kilowatt-hour sales is  attributable to a decline in residential and off-system sales, partially offset by an increase

          in industrial sales.   The increase in industrial sales  reflects

          continued  economic growth  in the  manufacturing sector  of KU's service area.  About 30% of the industrial sales increase was due to greater sales to Toyota Motor Manufacturing U.S.A., Inc., KU's largest customer.  The decrease in off-system sales is attributable

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          to a decrease in demand for  power at neighboring utilities.  The decline in  residential sales reflects milder  weather during the first quarter of 1995 compared to 1994.

              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers, decreased $1.1 million (2%).  This decrease reflects a

          6% decrease in tons  of coal consumed, partially  offset by a  3%

          increase  in  the   average  price  per  ton  of  coal  consumed.

          Purchased power  expense  decreased $.1  million (1%)  due to  an increase in demand costs  ($1.3 million) offset by a  decrease in

          kilowatt-hour  purchases   ($1.4  million).    The   decrease  in

          kilowatt-hour  purchases  is  due  to  the  previously  mentioned decline in kilowatt-hour sales.

              Other operating expenses increased $4.1  million (15%) due to

          increased   generating   plant  operations   expenses  (primarily

          attributable to costs  associated with environmental compliance),

          advertising  and  marketing  program   expenses  and  timing   of

          administrative and general expenditures.

              Maintenance  expense increased  $.3 million  (2%)  due to  an increase in  production maintenance resulting from  the timing of scheduled maintenance at KU's generating stations.  This increase

          was   substantially  offset   by   a  decrease   in  distribution

          maintenance in  1995.   Extensive  ice storm damage  in the first

          quarter  of  1994  increased  distribution  maintenance  in  that period.

              Depreciation expense increased  $2.6 million (16%)  resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          units being placed into service late in 1994 and early 1995.

              Interest  and other  charges  increased  $1.5  million  (17%)

          reflecting the issuance of additional short-term debt (commercial paper) during 1995  as well  as the  issuance of  $54 million  of long-term debt in the fourth quarter of 1994.  The average amount of  short-term debt outstanding during the  first quarter of 1995 was substantially greater than in the first quarter of 1994.


          ENVIRONMENTAL COST RECOVERY

              In July 1994, the PSC approved KU's  January 1994 application

          to  implement   an  environmental  surcharge.     The  surcharge,

          authorized  by a Kentucky statute enacted in 1992, is designed to recover certain operating and capital costs related to compliance

          with  federal,   state   or  local   environmental   requirements

          associated with the production of energy from coal, including the

          1990 Clean Air  Act Amendments.  KU's environmental surcharge was implemented in August 1994.  KU estimates that it has resulted in an average increase  of about  4% in a  customer's monthly  bill,

          leaving KU's  rates very  competitive.  The  constitutionality of

          the  surcharge  is  being   challenged  in  the  Franklin  County

          (Kentucky) Circuit Court.  Management believes that the surcharge statute  is constitutional and the PSC approval of July 1994 will be upheld.


          UTILITY ISSUES - COMPETITION

              In  March  1995,  the  Federal Energy  Regulatory  Commission

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          (FERC) issued a Notice of Proposed Rulemaking (NOPR) by which the

          FERC will require public utilities that own or control facilities used  for  the  transmission  of electric  energy  in  interstate commerce  to  offer  "open  access"  transmission  service  on  a

          nondiscriminatory basis.   The  FERC also  proposes to  allow, in

          certain circumstances, the collection of charges for the recovery

          of  stranded costs  when customers  change power  suppliers.   KU

          filed a Transmission Services (TS) Tariff and Power Services (PS)

          Tariff on  September 30, 1994  (Refer to Management's  Discussion

          and  Analysis in the 1994 Annual Report to Shareholders under the heading "Utility Issues - Competition" for a discussion of the TS

          Tariff and PS Tariff filed by KU).  KU revised the TS Tariff in a filing made on March 31, 1995 with the FERC. KU  will comply with any requirements mandated by the FERC's final rules.  Although KU does not expect  either of these new  tariffs to have a  material impact on its 1995 revenues or income, they are indicative of the increasingly  competitive  environment  in  which  KU  and  other utilities operate.

                             PART II.  OTHER INFORMATION

                        KU ENERGY CORPORATION AND SUBSIDIARIES


          ITEM 1.  LEGAL PROCEEDINGS


          ENVIRONMENTAL COST RECOVERY

             By  order  of  July  19,  1994,  the  Kentucky  Public  Service

          Commission (PSC)  approved KU's plan for  environmental surcharge adjustments to customer  billings beginning in August  1994.  The surcharge, authorized  by a Kentucky statute enacted  in 1992, is designed to recover certain  ongoing operating and capital costs,

          not  already included  in existing  rates, related  to compliance

          with   federal,   state  or   local   environmental  requirements

          associated with the production of energy from coal, including the

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

          County (KY)  Circuit Court  challenging the constitutionality  of the  Kentucky surcharge  statute and  seeking to  vacate  the PSC order of  July 19,  1994 on the  ground, among  others, that  the environmental  surcharge approved  by the  PSC will  deprive KU's

          customers  of their  property without  due process  of law.   The

          Attorney General has been joined by interveners asserting similar

          claims  on behalf  of ratepayer  groups.   In December  1994, the

          Circuit Court denied a motion by the Attorney General and two interveners seeking to have surcharge collections deposited with

          the  court pending  the outcome  of the  litigation.   Management

          believes that  the surcharge  statute is constitutional  and that the  PSC order of July  19, 1994 approving  the surcharge will be

          upheld.   In the remote  occurrence that the  statute is declared

          unconstitutional, amounts collected pursuant to the PSC order may be subject to refund.


          FUEL MATTERS

             A  former  coal  supplier  of  KU  has  initiated   arbitration

          proceedings   to  recover  approximately   $536,000  in  on-going

          reclamation  costs claimed  to have  been incurred  during mining operations  at  the supplier's  mine used  to  supply KU  under a

          contract that expired  in 1988.   In addition,  the supplier  has

          submitted invoices for approximately $1,324,000 representing what it  claims are final reclamation costs incurred during 1994.  The supplier  has stated  that invoices  for final  reclamation costs will  be submitted every six months over the five years estimated by the supplier for completion of final reclamation, which  began in  1994.  The supplier  has not sought  arbitration or otherwise initiated  proceedings  with  respect  to the  claims  for  final reclamation nor has it produced any original cost data in support

          of its  claims  for final  reclamation.   Management  intends  to

          contest vigorously the claims for on-going and final reclamation.

          Although the total amount of the claims is  unknown at this time,

          KU believes that  this matter  will not have  a material  adverse effect on KU's financial position or its results of operation. KU will seek to recover any amounts ultimately paid through the Fuel

          Adjustment Clause.

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





                                                KU ENERGY CORPORATION
                                                       (Registrant)



          Date     May 8, 1995                  /s/ John T. Newton
                                                John T. Newton
                                                Chairman of the Board and
                                                Chief Executive Officer



          Date      May 8, 1995                 /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller