Form 10-Q
period 1995-06-30
KU ENERGY CORP
filed 1995-08-10
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  June 30, 1995

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


             Number of shares of Common  Stock outstanding at August 9,  1995:
        37,817,878 shares.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                             June 30,
                                                         1995       1994

        Operating Revenues (See Note 2)                $154,749  $154,020

        Operating Expenses:
          Fuel, principally coal, used in
             generation (See Note 2)                     40,679    43,372
          Electric power purchased                       17,631    16,356
          Other operating expenses                       30,661    27,962
          Maintenance                                    19,495    18,895
          Depreciation                                   18,832    16,151
          Federal and state income taxes                  5,378     7,781
          Other taxes                                     4,180     3,692

              Total Operating Expenses                  136,856   134,209

        Net Operating Income                             17,893    19,811

        Other Income and Deductions:
          Interest and dividend income                    1,127     1,238
          Other income and deductions - net               1,868     2,003

              Total Other Income and Deductions           2,995     3,241

        Income Before Interest and Other Charges         20,888    23,052

        Interest and Other Charges                       10,466     8,767

        Net Income                                     $ 10,422  $ 14,285

        Average Common Shares Outstanding                37,818    37,818

        Earnings Per Common Share                      $    .27  $    .38




        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)

                                                          For the Six
                                                          Months Ended
                                                            June 30,
                                                         1995       1994

        Operating Revenues (See Note 2)                $321,889  $320,543

        Operating Expenses:
          Fuel, principally coal, used in
             generation (See Note 2)                     86,385    87,231
          Electric power purchased                       33,408    32,239
          Other operating expenses                       61,867    55,066
          Maintenance                                    34,353    33,434
          Depreciation                                   37,580    32,339
          Federal and state income taxes                 15,869    22,339
          Other taxes                                     8,523     7,760

              Total Operating Expenses                  277,985   270,408

        Net Operating Income                             43,904    50,135

        Other Income and Deductions:
          Interest and dividend income                    2,104     3,393
          Other income and deductions - net               3,999     3,380

              Total Other Income and Deductions           6,103     6,773

        Income Before Interest and Other Charges         50,007    56,908

        Interest and Other Charges                       20,778    17,604

        Net Income                                     $ 29,229  $ 39,304

        Average Common Shares Outstanding                37,818    37,818

        Earnings Per Common Share                      $    .77  $   1.04






        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                       For the Six Months
                                                         Ended June 30,
                                                         1995      1994
     Cash Flows from Operating Activities:

       Net Income                                      $ 29,229  $ 39,304
       Items not requiring (providing) cash currently:
        Depreciation                                     37,580    32,339
        Deferred income taxes and investment tax credit    (392)   (3,423)
        Changes in current assets and liabilities:
          Change in fuel inventory                       (2,199)      179
          Change in accounts receivable                   3,253     2,101
          Change in accounts payable                    (10,411)   (3,225)
          Change in accrued taxes                         4,575     3,004
          Change in accrued utility revenues               (628)    1,865
        Other--net                                         (648)   (3,081)

     Net Cash Provided by Operating Activities           60,359    69,063

     Cash Flows from Investing Activities:

        Construction expenditures - utility             (54,480)  (89,468)
        Purchase of long-term investments                     -      (379)
        Proceeds from leveraged lease investments           236       197
        Investment in independent power projects         (2,595)   (1,259)
        Other                                               201       163

     Net Cash Used by Investing Activities              (56,638)  (90,746)

     Cash Flows from Financing Activities:

        Short-term borrowings - net                     (31,300)   47,900
        Issuance of long-term debt                       50,000         -
        Funds deposited with trustee - net                8,600    18,393
        Retirement of long-term debt                        (21)      (21)
        Retirement of preferred stock, incl. premium          -   (20,302)
        Payment of common stock dividends               (31,767)  (31,010)

     Net Cash Provided (Used) by Financing Activities    (4,488)   14,960

     Net Decrease in Cash and Cash Equivalents             (767)   (6,723)

     Cash and Cash Equivalents Beginning of Period       28,927    32,500

     Cash and Cash Equivalents End of Period           $ 28,160  $ 25,777

     Supplemental Disclosures
     Cash paid for:
       Interest on short and long-term debt            $ 18,622  $ 15,378
       Federal and state income taxes                  $ 12,554  $ 25,527


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)
                                                       As of       As of
                                                      June 30,    Dec. 31,
     ASSETS                                             1995        1994
     Utility Plant:
       Plant in service, at cost                     $2,286,014  $2,238,926
       Less: Accumulated depreciation                   970,974     933,394
                                                      1,315,040   1,305,532
       Construction work in progress                    112,268     104,385
                                                      1,427,308   1,409,917
     Current Assets:
       Cash and cash equivalents                         28,160      28,927
       Escrow funds - coal contract litigation            6,594       6,911
       Construction funds held by trustee                10,108      18,553
       Accounts receivable                               38,331      41,584
       Accrued utility revenues                          24,855      24,227
       Fuel, principally coal, at average cost           37,851      35,652
       Materials and supplies, at average cost           22,123      20,081
       Other                                             13,818      10,619
                                                        181,840     186,554
     Investments, Deferred Charges and Other Assets:
       Investment in leveraged leases                    20,057      18,675
       Unamortized loss on reacquired debt               11,814      12,324
       Other                                             44,496      41,824
                                                         76,367      72,823
           Total Assets                              $1,685,515  $1,669,294

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                           $  613,554  $  616,092
       Preferred stock of Subsidiary                     40,000      40,000
       Long-term debt of Subsidiary                     545,984     496,012
                                                      1,199,538   1,152,104
     Current Liabilities:
       Long-term debt due within one year                    21          21
       Short-term borrowings                             45,000      76,300
       Accounts payable                                  38,298      48,709
       Accrued interest                                   7,499       7,328
       Accrued taxes                                     13,763       9,188
       Customers' deposits                                6,535       6,423
       Accrued payroll and vacations                      9,202       8,222
       Liab. to ratepayers - coal contract litigation     6,595       6,909
       Other                                              6,450       6,471
                                                        133,363     169,571
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                218,171     215,466
       Accumulated deferred investment tax credits       36,227      38,275
       Regulatory tax liability                          59,482      60,788
       Other                                             38,734      33,090
                                                        352,614     347,619
           Total Capitalization and Liabilities      $1,685,515  $1,669,294



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

          Corporation (KU Energy or the Company) Annual Report on Form 10-K

          for the year ended December 31, 1994 (1994 10K).

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

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


              Operating revenues  for the three-month and six-month periods ended  June 30, 1994 were reduced by $.4 million and $.9 million,

          respectively,  resulting from  the above-mentioned  refund.   The

          refund  also  resulted in  a reduction  of  fuel expense  for the

          three-month  and  six-month   periods  ended  June 30,  1994   of

          $.4 million  and $3.4 million,  respectively.      The difference

          between the reduction  in operating revenues and the reduction in fuel expense is attributed to incurred litigation  costs and fuel costs savings  related to off-system  sales.  These  amounts were allowed to be retained by KU pursuant to regulatory orders.

          3.  FINANCING

              In  June  1995,  KU  issued  $50 million  of  Series R  First

          Mortgage Bonds  which will mature June 1, 2025  and bear interest at 7.55%.  The  proceeds were used primarily to  refinance short-

          term  indebtedness  incurred   to  finance  ongoing  construction

          expenditures and general corporate requirements.

          4.  ENVIRONMENTAL COST RECOVERY

              In July 1994,  the Kentucky  Public Service Commission  (PSC)

          approved   KU's   January  1994   application  to   implement  an

          environmental surcharge.  The surcharge, authorized by a Kentucky statute enacted in 1992, is designed to recover certain operating and capital costs  related to compliance  with federal, state  or local  environmental requirements associated  with the production of energy from coal, including the 1990 Clean Air Act Amendments.

          KU's environmental  surcharge was implemented in  August 1994 and is described in Item 1 of  the Kentucky Utilities Company  Annual

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


          Report  on Form 10-K for the  year ended December 31,  1994.  The initial  six-month review  and hearing  process was  completed in

          June of 1995,  and KU  is awaiting an  order from  the PSC.   The

          typical  customer's  monthly  bill during  the  six-month  review period increased by about 2% as a result of the surcharge.

              The constitutionality of the surcharge  was challenged in the

          Franklin County  (Kentucky) Circuit  Court (Circuit Court)  in an

          action  brought against KU and the PSC by the Attorney General of

          Kentucky and representatives of  customer groups.  In July  1995,

          the    Circuit   Court    entered    judgment    upholding    the

          constitutionality  of the surcharge but vacating that part of the

          PSC  order   allowing  KU   to  recover  costs   associated  with

          environmental expenditures incurred  before January 1, 1993,  the effective date of the surcharge statute, and remanding to the PSC for  determination in accordance with the judgment.  On August 7,

          1995, KU filed a motion requesting the Circuit Court to amend its judgment and  sustain the  PSC order  in its  entirety.  If  this judgment is ultimately upheld as entered, KU estimates the amount it would be required to refund  for surcharge collections through

          June  1995 would be approximately  $4 million.  At  this time, KU cannot predict the outcome of this proceeding.

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

          LIQUIDITY & RESOURCES

              KU's   construction  expenditures   decreased   approximately

          $35 million  during the  six-month  period  ending June 30,  1995

          compared  to  the  same   period  of  1994.    The   decrease  is

          attributable primarily to planned reductions  in expenditures for combustion turbine peaking units and for compliance with the 1990

          Clean Air Act Amendments.

              Refer  to  Note 3  of the  Notes  to  Consolidated  Financial

          Statements for a discussion of KU's financing activities.

          RESULTS OF OPERATIONS

          Quarter ended June 30, 1995, compared
          to the Quarter ended June 30, 1994

              Earnings per share for the three-month period ended June  30,

          1995 were $.27 compared  to $.38 for the corresponding  period of

          1994.  The decrease reflects milder weather and a decline in off-

          system sales during the  second quarter of 1995 compared  to 1994

          as  well  as  increases   in  interest,  depreciation  and  other

          operating expenses as further discussed below.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended June 30, 1995
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             (2)       $    639
          Commercial                               1           1,376
          Industrial                               5           2,209
          Mine Power & Public Authorities         (1)            580
              Total Retail Sales                   1           4,804
          Other Electric Utilities               (25)         (5,007)
          Miscellaneous Revenues & Other           -             567
               Total Before Refund                (5)            364
          Provision for Refund -
            Litigation Settlement                  -             365
              Total                               (5)       $    729


              Operating  revenues, before  the  impact  of the  refunds  to

          customers during  1994, increased $.4 million.   (Refer to Note 2

          of  the Notes  to Consolidated  Financial Statements,  "Operating

          Revenues  and Fuel  Costs," for  a discussion  of the  refunds to customers  resulting  from  the  resolution of  a  coal  contract dispute and the impact on 1994 operating results.)  A 5% decrease in kilowatt-hour sales was offset by $4.3 million recovered under the  environmental surcharge.  (Refer  to Note 4 of  the Notes to

          Consolidated Financial Statements,  Environmental Cost  Recovery,

          for an update of environmental surcharge legal proceedings.)  The decrease in kilowatt-hour sales is  attributable to a decline  in residential and off-system sales, partially offset by an increase

          in industrial sales.   The increase in industrial  sales reflects

          continued  economic growth  in the  manufacturing sector  of KU's service area.  About 35% of the industrial sales increase was due to  greater  sales to  Toyota  Motor  Manufacturing U.S.A.,  Inc.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          (TMM), KU's largest customer.   The decrease in  off-system sales

          is  attributable to a decrease in demand for power at neighboring

          utilities.   The  decline  in residential  sales reflects  milder

          weather  during  the second  quarter  of 1995  compared  to 1994.

          However,  KU  set an  all-time  peak  demand for  electricity  on

          July 14, 1995 of 3,250 megawatts.

              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers, decreased $3.1 million (7%).  This decrease reflects a

          3% decrease in tons of coal consumed as  well as a 4% decrease in

          the  average price  per ton  of coal  consumed.   Purchased power

          expense increased  $1.3 million (8%)  due to increases  in demand

          ($1 million)  and energy costs ($.3 million).    A  6% decline in

          kilowatt-hour  purchases, resulting from the previously mentioned decline  in kilowatt-hour  sales,  was offset  by less  favorable pricing.

              Other operating expenses  increased by $2.7 million (10%) due to  increased  generating  plant  operations  expenses (primarily attributable to costs  associated with environmental compliance),

          advertising  and  marketing   program  expenses  and  timing   of

          administrative and general expenditures.

              Depreciation  expense increased  $2.7 million (17%) resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early 1995.

              Interest  and  other  charges  increased  $1.7 million  (19%)

          reflecting the issuance of  $54 million of long-term debt  in the fourth quarter of 1994  and an increase in the average  amount of

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          short-term debt outstanding compared to the corresponding quarter of 1994.

              Federal   and   state  operating   income   taxes   decreased

          $2.4 million  (31%),  primarily due to lower pre-tax income.

          Six Months ended June 30, 1995, compared to the Six Months ended June 30, 1994

              Earnings per  share for the  six-month period ended  June 30,

          1995  were $.77 as compared to $1.04 for the corresponding period of 1994.  The  decrease reflects milder weather and a  decline in off-system sales during the six-month period ending June 30, 1995 as compared  to the same period  in 1994 as well  as increases in interest, depreciation  and other  operating expenses as  further discussed below.  Earnings for the first quarter of 1994 included a one-time recovery of  about $.05 per share from  the resolution

          of  a   coal  contract  dispute.     For  additional  information

          concerning the  refunds resulting from resolution  of the dispute and the impact on 1994 operating  results, refer to Note 2 of the

          Notes  to Consolidated Financial  Statements, "Operating Revenues

          and Fuel Costs."

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 Increase (Decrease)
                                                    From Prior Year
                                                      Six Months
                                                 Ended June 30, 1995
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             (4)       $   (616)
          Commercial                               -           2,436
          Industrial                               5           4,508
          Mine Power & Public Authorities         (2)          1,246
              Total Retail Sales                  (1)          7,574
          Other Electric Utilities               (23)         (7,484)
          Miscellaneous Revenues & Other           -             354
               Total Before Refund                (5)            444
          Provision for Refund -
            Litigation Settlement                  -             902
              Total                               (5)       $  1,346


              Operating  revenues, before  the  impact  of the  refunds  to customers, increased $.4 million.  A 5% decrease in kilowatt-hour

          sales   was   offset   by   $8.1 million   recovered  under   the

          environmental  surcharge.   (Refer  to  Note 4  of the  Notes  to

          Consolidated Financial Statements,  Environmental Cost  Recovery,

          for an update of environmental surcharge legal proceedings.)  The decrease in kilowatt-hour sales is  attributable to a decline  in residential and off-system sales, partially offset by an increase

          in industrial sales.   The increase in industrial  sales reflects

          continued  economic growth  in the  manufacturing sector  of KU's service area.  About 33% of the industrial sales  increase is due

          to  greater sales  to TMM.   The decrease in  off-system sales is

          attributable to  a decrease  in demand  for power  at neighboring

          utilities.   The  decline  in residential  sales reflects  milder

          weather  during  the  six-month  period ended  June 30,  1995  as compared to the same period of 1994.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers, decreased  $4.2 million (5%).  This decrease primarily reflects a 4% decrease in tons of coal consumed.  Purchased power expense  increased $1.2 million (4%) due to an increase in demand costs ($2.2 million) partially offset  by a decrease in kilowatt-

          hour purchases  ($1.0 million).   The  decrease in  kilowatt-hour

          purchases is due to the previously mentioned decline in kilowatt-

          hour sales.

              Other operating expenses  increased $6.8 million (12%) due to

          increased   generating   plant  operations   expenses  (primarily

          attributable to costs associated with  environmental compliance),

          advertising  and  marketing   program  expenses  and  timing   of

          administrative and general expenditures.

              Maintenance expense  increased  $.9 million  (3%) due  to  an increase in  production maintenance resulting from  the timing of scheduled maintenance at KU's generating stations.  This increase

          was   substantially  offset   by  a   decrease  in   distribution

          maintenance in 1995.   Extensive  ice storm damage  in the  first

          quarter  of  1994  increased  distribution  maintenance  in  that period.

              Depreciation  expense increased  $5.2 million (16%) resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early 1995.

              Interest  and  other  charges  increased  $3.2 million  (18%)

          reflecting  the issuance of $54 million  of long-term debt in the fourth quarter of 1994  and an increase in the average  amount of

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          short-term debt outstanding.

              Federal   and   state   operating   income  taxes   decreased

          $6.5 million (29%), primarily due to lower pre-tax income.

          CAPACITY REQUIREMENTS

              In   May  1995,   a  110-megawatt   (MW)  combustion  turbine

          generating unit, which was  placed in commercial operation during the  first quarter  of 1995, was  taken out  of service  due to a turbine  blade problem.  In addition to this unit, KU has decided not to  operate another similar combustion turbine unit placed in commercial  operation in  1994 and  has temporarily  discontinued

          testing  of  a  third   similar  unit  scheduled  for  commercial

          operation  later in 1995 until  the turbine blade  problem can be

          identified  and  corrected.     KU  is  currently  analyzing  the

          situation  in cooperation  with the  vendor of  the three  110 MW generating units.  Although KU cannot predict the outcome of this matter, KU does not  believe this will have a  significant impact on  its results  of operations  or its  ability to  meet customer requirements.

          UTILITY ISSUES - COMPETITION

              In  March  1995,  the  Federal  Energy Regulatory  Commission

          (FERC) issued a Notice of Proposed Rulemaking (NOPR) by which the

          FERC will require public utilities that own or control facilities used  for  the  transmission  of electric  energy  in  interstate commerce  to  offer  "open  access"  transmission  service  on  a

          nondiscriminatory basis.   The  FERC also  proposes to allow,  in

          certain circumstances, the collection of charges for the recovery

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          of stranded costs  when customers  change power  suppliers.   The

          FERC expects to issue final rules by February 1996.

              KU  filed  a  Transmission Services  (TS)  Tariff  and  Power

          Services (PS) Tariff on September 30, 1994 (refer to Management's

          Discussion and  Analysis in the  1994 Annual Report  on Form 10-K

          under the heading "Utility Issues - Competition" for a discussion

          of the TS Tariff  and PS Tariff filed by KU).   The FERC accepted

          the TS Tariff, subject to refund, effective December 1, 1994, but

          did not approve  the PS Tariff.   KU revised the  TS Tariff in  a

          filing made  on March 31, 1995  with the  FERC in  order to  meet certain provisions of the NOPR and reaffirmed its request for the

          market-based  PS Tariff.   On  May 31, 1995,  the FERC  issued an

          order which approved  the revised TS  Tariff, subject to  refund,

          and  approved the  PS Tariff  subject to  KU making  a compliance filing  which addressed certain aspects of the TS and PS Tariffs.

          On June 30, 1995, KU made the compliance filing with the FERC and the PS Tariff became effective on that date.

              Although KU  does not expect  either of these  new tariffs to have a material impact  on its 1995 revenues or  income, they are indicative  of the increasingly  competitive environment in which

          KU and other utilities operate.

                             PART II.  OTHER INFORMATION



                        KU ENERGY CORPORATION AND SUBSIDIARIES



          ITEM 1.  LEGAL PROCEEDINGS

          ENVIRONMENTAL COST RECOVERY

             See Note 4 of  the Notes to Consolidated Financial  Statements,

          Environmental  Cost Recovery,  for  an  update  of  environmental surcharge legal proceedings.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the  April 25, 1995  Annual Meeting  of Shareholders,  the

          following proposal was acted upon and approved.

             (1)  To elect  three Directors to the Board of Directors of the

                  Company


                                                       Votes
                                    Votes for         Withheld
             William B. Bechanan   31,466,676          400,458
             Harry M. Hoe          31,440,348          400,458
             Michael R. Whitley    31,518,680          400,458


          ITEM 5.  OTHER INFORMATION

          NON-UTILITY MATTERS

              KU Capital  Corporation (a subsidiary  of KU Energy),  through its subsidiary KUCC Frederickson, is a limited partner in Tenaska

          Washington  Partners II, L.P.,  a Washington  Limited Partnership

          (TWP II).   KU Capital has made an equity commitment to TWP II of

          less  than $8 million.   The  equity commitment  is secured  by a

          letter of credit.  In April 1994, TWP II entered into a Purchased

          Power  Agreement (PPA)  with the Bonneville  Power Administration

          (BPA). Based on that contract, TWP II entered into various other contracts to construct, finance and operate a 248 MW gas-fired

          electrical    generation   plant   (the   Project)   located   in

          Frederickson, Washington, to provide power to the BPA pursuant to

          the PPA.   In  April 1995,  the BPA advised  TWP II that  the BPA

          would not perform its obligations under the PPA.  Construction of the Project  has  been suspended  with approximately  70% of  the

          costs  expended or committed.   On June 14, 1995,  TWP II filed a

          claim  against the United States of America acting by and through the BPA in the United States Court of Federal Claims for recovery of damages TWP II will incur  resulting from the BPA's statements that it will not fulfill its obligations under the PPA.  TWP II's claim  includes  all  damages  arising  from  suspension  of  the

          Project, loss of  profits from  the Project and  claims of  third parties  who entered  into  supporting contracts  with TWP II  to finance,  construct and operate the Project.  The BPA claims that changes  in the energy markets have undermined the purpose of the contract.  TWP II intends to vigorously  pursue its claim against

          the BPA.   KU Energy  believes the possibility of  loss of equity

          commitment resulting from this event is remote.



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





                                                KU ENERGY CORPORATION
                                                       (Registrant)



          Date   August 9, 1995                 /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman of the Board and
                                                Chief Executive Officer







          Date   August 9, 1995                 /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller