Form 10-Q
period 1995-09-30
KU ENERGY CORP
filed 1995-11-03
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  September 30, 1995

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


             Number of shares of Common Stock outstanding at November 2, 1995:
        37,817,878 shares.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                           September 30,
                                                         1995       1994

        Operating Revenues (See Notes 2 and 4)         $194,367  $156,506

        Operating Expenses:
          Fuel, principally coal, used in
             generation (See Note 2)                     54,102    33,972
          Electric power purchased                       22,341    15,603
          Other operating expenses                       31,625    28,331
          Maintenance                                    16,029    15,211
          Depreciation                                   18,831    16,309
          Federal and state income taxes                 14,874    14,010
          Other taxes                                     4,029     3,626

              Total Operating Expenses                  161,831   127,062

        Net Operating Income                             32,536    29,444

        Other Income and Deductions:
          Interest and dividend income                    1,028     1,187
          Other income and deductions - net               1,762     1,170

              Total Other Income and Deductions           2,790     2,357

        Income Before Interest and Other Charges         35,326    31,801

        Interest and Other Charges                       10,747     9,150

        Net Income                                     $ 24,579  $ 22,651

        Average Common Shares Outstanding                37,818    37,818

        Earnings Per Common Share                      $    .65  $    .60





        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)

                                                          For the Nine
                                                          Months Ended
                                                          September 30,
                                                         1995       1994

        Operating Revenues (See Notes 2 and 4)         $516,256  $477,049

        Operating Expenses:
          Fuel, principally coal, used in
             generation (See Note 2)                    140,487   121,203
          Electric power purchased                       55,749    47,842
          Other operating expenses                       93,492    83,397
          Maintenance                                    50,382    48,645
          Depreciation                                   56,411    48,648
          Federal and state income taxes                 30,743    36,349
          Other taxes                                    12,552    11,386

              Total Operating Expenses                  439,816   397,470

        Net Operating Income                             76,440    79,579

        Other Income and Deductions:
          Interest and dividend income                    3,132     4,580
          Other income and deductions - net               5,761     4,550

              Total Other Income and Deductions           8,893     9,130

        Income Before Interest and Other Charges         85,333    88,709

        Interest and Other Charges                       31,525    26,754

        Net Income                                     $ 53,808  $ 61,955

        Average Common Shares Outstanding                37,818    37,818

        Earnings Per Common Share                      $   1.42  $   1.64





        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)

                                                       For the Nine Months
                                                       Ended September 30,
                                                         1995      1994
     Cash Flows from Operating Activities:

       Net Income                                      $ 53,808  $ 61,955
       Items not requiring (providing) cash currently:
        Depreciation                                     56,411    48,648
        Deferred income taxes and investment tax credit   1,080    (4,535)
        Changes in current assets and liabilities:
          Change in fuel inventory                        7,359    (2,968)
          Change in accounts receivable                 (10,810)   (1,691)
          Change in accounts payable                    (16,969)      529
          Change in accrued taxes                         5,643     3,231
          Change in accrued utility revenues              5,831     4,964
          Change in liability to ratepayers                (179)  (28,704)
          Change in escrow funds                            181    29,582
        Other--net                                        7,837     3,276

     Net Cash Provided by Operating Activities          110,192   114,287

     Cash Flows from Investing Activities:

        Construction expenditures - utility             (81,106) (130,035)
        Proceeds from sale of long-term investments           -    15,440
        Investment in leveraged leases                        -    (6,609)
        Investment in independent power projects         (2,983)  (12,533)
        Other                                               897       507

     Net Cash Used by Investing Activities              (83,192) (133,230)

     Cash Flows from Financing Activities:

        Short-term borrowings - net                     (45,300)   59,100
        Issuance of long-term debt                       50,000         -
        Funds deposited with trustee - net               15,100    18,393
        Retirement of long-term debt                        (21)      (21)
        Retirement of preferred stock, incl. premium          -   (20,302)
        Payment of common stock dividends               (47,651)  (46,516)

     Net Cash Provided (Used) by Financing Activities   (27,872)   10,654

     Net Decrease in Cash and Cash Equivalents             (872)   (8,289)

     Cash and Cash Equivalents Beginning of Period       28,927    32,500

     Cash and Cash Equivalents End of Period           $ 28,055  $ 24,211

     Supplemental Disclosures
     Cash paid for:
       Interest on short and long-term debt            $ 24,556  $ 20,561
       Federal and state income taxes                  $ 23,854  $ 38,378

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)
                                                       As of       As of
                                                      Sept. 30,   Dec. 31,
     ASSETS                                             1995        1994
     Utility Plant:
       Plant in service, at cost                     $2,330,580  $2,238,926
       Less: Accumulated depreciation                   985,758     933,394
                                                      1,344,822   1,305,532
       Construction work in progress                     89,359     104,385
                                                      1,434,181   1,409,917
     Current Assets:
       Cash and cash equivalents                         28,055      28,927
       Escrow funds - coal contract litigation            6,730       6,911
       Construction funds held by trustee                 3,697      18,553
       Accounts receivable                               52,394      41,584
       Accrued utility revenues                          18,396      24,227
       Fuel, principally coal, at average cost           28,293      35,652
       Materials and supplies, at average cost           22,621      20,081
       Other                                             11,401      10,619
                                                        171,587     186,554
     Investments, Deferred Charges and Other Assets:
       Investment in leveraged leases                    20,692      18,675
       Unamortized loss on reacquired debt               11,559      12,324
       Other                                             44,629      41,824
                                                         76,880      72,823
           Total Assets                              $1,682,648  $1,669,294

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                           $  622,250  $  616,092
       Preferred stock of Subsidiary                     40,000      40,000
       Long-term debt of Subsidiary                     545,981     496,012
                                                      1,208,231   1,152,104
     Current Liabilities:
       Long-term debt due within one year                    21          21
       Short-term borrowings                             31,000      76,300
       Accounts payable                                  31,740      48,709
       Accrued interest                                  11,223       7,328
       Accrued taxes                                     14,831       9,188
       Customers' deposits                                6,565       6,423
       Accrued payroll and vacations                     10,666       8,222
       Liab. to ratepayers - coal contract litigation     6,730       6,909
       Other                                              7,287       6,471
                                                        120,063     169,571
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                221,159     215,466
       Accumulated deferred investment tax credits       35,204      38,275
       Regulatory tax liability                          58,860      60,788
       Other                                             39,131      33,090
                                                        354,354     347,619
           Total Capitalization and Liabilities      $1,682,648  $1,669,294


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

          Corporation (KU Energy or the Company) Annual Report on Form 10-K

          for the year ended December 31, 1994 (1994 10-K).

              In  the  opinion  of management,  the  information  furnished herein  reflects all  adjustments, all  of which  are normal  and recurring, which  are necessary to present fairly  the results of the  periods shown and the  disclosures which have  been made are

          adequate  to make  the  information not  misleading.   Results of

          interim periods are not necessarily indicative of results for any twelve-month period due to the seasonal nature of the business of the  Company's principal  subsidiary, Kentucky  Utilities Company

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

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


          Regulatory Commission in lump sum payments in September 1993.


              Operating  revenues   for  the  three-month   and  nine-month

          periods ended  September 30, 1994  were reduced  by $17.5 million

          and  $18.4 million,  respectively,  resulting  from   the  above-

          mentioned refund.   The refund  also resulted in  a reduction  of

          fuel  expense for  the three-month  and nine-month  periods ended

          September 30,    1994    of   $18.6 million    and   $22 million,

          respectively.  The difference  between the reduction in operating revenues  and  the reduction  in  fuel expense  is  attributed to

          incurred  litigation   costs,  fuel  costs  savings   related  to

          off-system  sales and  costs  incurred to  administer the  refund

          plan.   These amounts were allowed to  be retained by KU pursuant

          to regulatory orders.

          3.  FINANCING

              In  June  1995,  KU  issued  $50 million  of  Series R  First

          Mortgage Bonds which will mature  June 1, 2025 and bear  interest at 7.55%.  The  proceeds were used primarily to  refinance short-

          term   indebtedness  incurred  to  finance  ongoing  construction expenditures and general corporate requirements.

          4.  ENVIRONMENTAL COST RECOVERY

              In  July 1994, the Kentucky  Public Service  Commission (PSC)

          approved   KU's  January   1994  application   to   implement  an

          environmental surcharge.  The surcharge, authorized by a Kentucky statute enacted in 1992, is designed to recover certain operating and  capital costs related  to compliance with  federal, state or

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


          local environmental requirements  associated with the  production of  energy  from coal,  including the  Federal  Clean Air  Act as amended.  KU's environmental  surcharge was implemented in August

          1994 and is described in Item 1 of the Kentucky Utilities Company

          Annual Report on Form 10-K for the year ended December 31, 1994.

              The constitutionality of the surcharge  was challenged in the

          Franklin County  (Kentucky) Circuit  Court (Circuit Court)  in an

          action  brought against KU and the PSC by the Attorney General of

          Kentucky and representatives of  customer groups.  In July  1995,

          the Circuit  Court entered  a judgment (Circuit  Court judgement)

          holding the  surcharge statute  constitutional but  vacating that part of the  PSC order  allowing KU to  recover costs  associated with  environmental expenditures incurred before January 1, 1993,

          the effective  date of  the surcharge  statute, and  ordering the action  remanded to the PSC for  determination in accordance with

          the Circuit  Court judgement.   On  August 23, 1995, KU's  motion

          requesting the Circuit Court to amend the  Circuit Court judgment and sustain the PSC order in its entirety was overruled.  KU, the

          Attorney General of Kentucky, the PSC  and representatives of the customer groups all  have appealed the Circuit Court  judgment to the Kentucky Court of  Appeals.  KU management believes  that the part of the Circuit Court judgment holding the surcharge  statute constitutional will be upheld on appeal.

              The PSC  issued an  order that  provides, in  part, that  all environmental surcharge revenues collected by KU from the date of the  order (August 22, 1995)  shall be subject  to refund pending

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


          final   determination  of   the  proceedings  discussed   in  the

          immediately preceding paragraph.  The total collections under the surcharge from  August 22, 1995  through September 30,  1995 were

          approximately  $2.5 million;  however,   if  the  Circuit   Court

          judgment is ultimately  upheld as entered, KU  estimates that the amount  it would be required to refund  (which is based solely on costs  associated with environmental expenditures incurred before

          January 1, 1993) for  surcharge collections from  August 22, 1995 through September 30, 1995 would be approximately $1 million.  If

          refunds  were   ordered  for   surcharge  collections   prior  to

          August 22, 1995, KU estimates  that the total amount it  would be required to  refund through  September 30, 1995 would  not exceed

          $6 million.

              At this time, KU  has not recorded any reserve for refund.  KU cannot predict the outcome of  these  proceedings with respect  to that part of the Circuit Court  judgment  disallowing  recovery of costs  associated with  environmental expenditures incurred before

          January 1, 1993.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          LIQUIDITY & RESOURCES

              KU's  construction  expenditures decreased  approximately $14 million  and $49  million during  the three-month  and nine-month periods ending September 30,  1995, respectively, compared to the same  periods of 1994.  The decrease is attributable primarily to planned reductions in expenditures for combustion turbine peaking units and for compliance with the 1990 Clean Air Act Amendments.

              Refer  to  Note 3  of the  Notes  to  Consolidated  Financial

          Statements for a discussion of KU's financing activities.

          RESULTS OF OPERATIONS

          Quarter ended September 30, 1995, compared to the Quarter ended September 30, 1994

              Earnings for the three-month period  ended September 30, 1995 were  $.65 compared to $.60 for the corresponding period of 1994.

          The  increase reflects  the  positive effects  of warmer  weather during the third  quarter of  1995 compared to  1994, which  were somewhat offset  by increases in electric  power purchases, other operating expenses and depreciation as further discussed below.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 Increase (Decrease)
                                                    From Prior Year
                                                    Three Months
                                                 Ended Sept. 30, 1995
                                                 kWh        Revenues
                                                 (%)         (000's)

          Residential                             18        $ 10,827
          Commercial                               8           3,773
          Industrial                               6           2,552
          Mine Power & Public Authorities          3             971
              Total Retail Sales                  10          18,123
          Wholesale                               11           1,844
          Off-System                             (19)           (929)
          Miscellaneous Revenues & Other           -           1,283
               Total Before Refund                 6          20,321
          Provision for Refund -
            Litigation Settlement                  -          17,540
              Total                                6        $ 37,861


          Operating revenues, before the impact of the refunds to customers during  1994, increased $20.3 million (12%).  (Refer to Note 2 of

          the   Notes  to  Consolidated  Financial  Statements,  "Operating

          Revenues  and Fuel  Costs", for  a discussion  of the  refunds to customers  resulting  from  the  resolution of  a  coal  contract dispute  and the impact on 1994 operating results).  The increase reflects a  6% increase in  kilowatt-hour sales and  $4.4 million recovered under the environmental surcharge.  (Refer to Note 4 of the  Notes to  Consolidated Financial  Statements, "Environmental

          Cost   Recovery,"  for  information   relating  to  environmental

          surcharge  legal  proceedings.)   The  increase  in kilowatt-hour

          sales is attributable to increases in residential, commercial and industrial  sales partially  offset  by a  decline in  off-system sales.  The  decrease in  off-system sales is  attributable to  a

          decrease  in  demand for  power  at neighboring  utilities.   The

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          increase in industrial  sales reflects continued  economic growth in the  manufacturing sector of KU's service  area.  About 29% of the  industrial sales increase was due to greater sales to Toyota

          Motor Manufacturing  U.S.A., Inc.  (TMM), KU's  largest customer.

          The  increases  in  residential  and   commercial  sales  reflect

          unusually warm weather during the third quarter of  1995 compared

          to 1994.    KU set  an all-time  peak demand  for electricity  on

          August 16, 1995 of 3,341 megawatts.

              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers, increased $1.5 million (3%).   The increase reflects a

          3% increase  in tons of coal consumed, offset by a 1% decrease in

          the  average price  per ton  of coal  consumed.   Purchased power

          expense increased  $6.7 million (43%) due to  increases in demand

          ($.5 million) and energy  costs ($6.2 million).  The  increase in energy costs  reflects a 35% increase  in kilowatt-hour purchases as well as less favorable pricing.  The increase in kilowatt-hour purchases is attributable to the previously mentioned increase in kilowatt-hour sales due to the unusually warm weather.

              Other operating expenses increased $3.3  million (12%) due to

          increased   generating   plant  operations   expenses  (primarily

          attributable to  costs associated with  environmental compliance)

          and administrative and general expenses.

              Depreciation  expense increased $2.5  million (15%) resulting from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early in 1995.

              Interest  and  other  charges  increased $1.6  million  (17%)

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          reflecting the issuance of  $54 million of long-term debt  in the fourth quarter  of 1994 and the issuance  of $50 million of long-

          term debt in the second quarter of 1995.



          Nine Months ended September 30, 1995, compared to the Nine Months ended September 30, 1994

              Earnings for the  nine-month period ended September  30, 1995 were $1.42 as compared  to $1.64 for the corresponding  period of

          1994.    An increase  in  revenues during  the  nine-month period

          ending September 30, 1995 as compared to  the same period of 1994 was more  than offset by  increases in electric  power purchases,

          other operating  expenses, depreciation  and  interest and  other

          changes as  further  discussed below.    Earnings for  the  first

          quarter  of 1994 included a  one-time recovery of  about $.05 per

          share  from the  resolution  of a  coal  contract dispute.    For

          additional  information  concerning  the  refunds  resulting from resolution  of  the dispute  and  the  impact on  1994  operating results, refer to Note  2 of the Notes to  Consolidated Financial

          Statements, "Operating Revenues and Fuel Costs."

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                  Increase (Decrease)
                                                    From Prior Year
                                                      Nine Months
                                                 Ended Sept. 30, 1995
                                                 kWh         Revenues
                                                 (%)          (000's)

          Residential                              3        $ 10,211
          Commercial                               3           6,209
          Industrial                               5           7,060
          Mine Power & Public Authorities          -           2,217
              Total Retail Sales                   3          25,697
          Wholesale                                4           2,008
          Off-System                             (34)         (8,577)
          Miscellaneous Revenues & Other           -           1,637
               Total Before Refund                (1)         20,765
          Provision for Refund -
            Litigation Settlement                  -          18,442
              Total                               (1)       $ 39,207


              Operating  revenues, before  the  impact  of the  refunds  to

          customers,  increased  $20.8  million  (4%).    The  increase  is

          attributable  to   amounts  recovered  under   the  environmental

          surcharge  ($12.5 million) as  well as  favorable changes  in the

          customer mix  of kilowatt-hour sales.   (Refer to  Note 4  of the

          Notes to  Consolidated Financial Statements,  "Environmental Cost

          Recovery,"  for information  relating to  environmental surcharge legal  proceedings.)  Although total kilowatt-hour sales remained relatively flat, the revenue  impact of increases in residential,

          commercial and industrial  sales was only  partially offset by  a

          decrease in off-system sales.   The increases in residential  and

          commercial sales reflect  the unusually warm weather  experienced during  the  third quarter  of 1995  which  more than  offset the effects  of milder weather during  the first six  months of 1995.

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

              Fuel  expense,  excluding  the  effect   of  the  refunds  to

          customers,  decreased  $2.7  million   (2%).    The  decrease  is

          primarily attributable  to a decrease  in tons of  coal consumed.

          Purchased  power  expense increased  $7.9  million  (17%) due  to increased demand ($2.7 million)  and energy costs ($5.2 million).

          The  increase in energy costs reflects a 7% increase in kilowatt-

          hour purchases as well  as less favorable pricing.   The increase

          in  kilowatt-hour purchases  is attributable  to the  significant demand for electricity during the  third quarter primarily due to the unusually warm weather.

              Other operating expenses  increased $10.1  million (12%)  due to  increased  generating  plant operations  expenses  (primarily attributable  to costs associated with environmental compliance),

          advertising and marketing program expenses and administrative and general expenses.

              Maintenance expense  increased $1.7  million (4%)  due to  an increase in  production maintenance resulting from  the timing of scheduled maintenance at KU's generating stations.  This increase

          was  substantially   offset  by   a   decrease  in   distribution

          maintenance in 1995.   Extensive  ice storm damage  in the  first

          quarter  of  1994  increased  distribution  maintenance  in  that period.

              Depreciation  expense increased $7.8  million (16%) resulting

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          from the Ghent Unit 1 scrubber and two combustion turbine peaking units being placed into service late in 1994 and early in 1995.

              Interest  and  other  charges increased  $4.8  million  (18%)

          reflecting the issuance of  $54 million of long-term debt  in the fourth  quarter of  1994, $50  million of  long-term debt  in the second  quarter of 1995 and an increase  in the average amount of short-term debt outstanding during the first six months of 1995.

              Federal and  state  operating  income  taxes  decreased  $5.6 million (15%), primarily due to lower pre-tax income.



          CAPACITY REQUIREMENTS

              In   May  1995,   a  110-megawatt   (MW)  combustion  turbine

          generating unit, which was  placed in commercial operation during the first  quarter of 1995,  was taken  out of service  due to  a turbine blade problem.  In addition to  this unit, KU has decided not to operate  another similar combustion turbine unit placed in commercial  operation in  1994 and  has temporarily  discontinued

          testing  of  a  third   similar  unit  scheduled  for  commercial

          operation  later in 1995 until  the turbine blade  problem can be

          corrected.   KU has  analyzed this situation  in cooperation with

          the  vendor of  the three  110 MW generating  units.   KU expects

          these units to be fully operational before year end.

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

              Although KU  does not expect  either of these  new tariffs to have a material  impact on its 1995 revenues or  net income, they are  indicative of  the increasingly  competitive environment  in which KU and other utilities operate.

                             PART II.  OTHER INFORMATION



                        KU ENERGY CORPORATION AND SUBSIDIARIES



          ITEM 1.  LEGAL PROCEEDINGS

          ENVIRONMENTAL COST RECOVERY

             See Note 4 of  the Notes to Consolidated Financial  Statements,

          "Environmental  Cost Recovery,"  for an  update of  environmental surcharge legal proceedings.



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits.

                     The  following  exhibits are  filed  as  part of  this

          report:

                     Exhibit
                     Number                     Description


                        4 Supplemental Indenture dated June 1, 1995 between Kentucky Utilities Company and Bank of America Illinois and Robert J. Donahue, as Trustees, providing for First Mortgage Bonds Series R of Kentucky Utilities Company. (Exhibit 4 to Form 10-Q Quarterly Report of Kentucky Utilities Company for the quarter ended June 30, 1995). Incorporated by reference.

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





                                                KU ENERGY CORPORATION
                                                       (Registrant)



          Date    November 2, 1995              /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman of the Board and
                                                Chief Executive Officer







          Date    November 2, 1995              /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller