Form 10-K405
period 1995-12-31
KU ENERGY CORP
filed 1996-03-11
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      Form 10-K

          X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the fiscal year ended          December 31, 1995

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

          Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days.  Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Aggregate market value at March 8, 1996 of the voting stock held by nonaffiliates of the Registrant: $1,087,263,993

     Number of shares of Common Stock outstanding at March 8, 1996:  37,817,878

     Documents Incorporated by Reference: A portion of the Company's 1995 Annual Report to Shareholders is incorporated by reference in Part II. A portion of the Company's Proxy Statement relating to the 1995 Annual Shareholders Meeting is incorporated by reference in Part III.
     Exhibit Index appears on page 12.

                               KU ENERGY CORPORATION

                                      Form 10-K

               Annual Report to the Securities and Exchange Commission
                        For the Year Ended December 31, 1995
                                    _____________

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

                                       PART I


     Item 1.  Business

     KU Energy Corporation

     KU Energy Corporation (KU Energy or the Company), an exempt utility holding company, was incorporated in the state of Kentucky on June 23, 1988. On December 1, 1991, a corporate reorganization was completed under which KU Energy became the holder of all common stock of Kentucky Utilities Company (KU). KU Energy has two wholly owned subsidiaries, KU, an electric utility, and KU Capital Corporation (KU Capital), a nonutility subsidiary. KU is KU Energy's principal subsidiary.

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

     The ability of the Company to pay dividends on its common stock is dependent upon distributions made to it by KU and KU Capital and on amounts that may be earned by the Company on investments.

     Kentucky Utilities Company

     KU is a public utility engaged in producing and selling electric energy. KU provides electric service to about 425,500 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky and to about 28,600 customers in 5 counties in southwestern Virginia. Of the Kentucky communities, 161 are incorporated municipalities served under unexpired municipal franchises and the rest are unincorporated communities where no franchises are required. Service has been provided in Virginia without franchises for a number of years. The lack of Virginia franchises is not expected to have a material adverse effect on KU's operations. KU also sells electric energy at wholesale for resale in 12 municipalities.

     For a complete description of KU's business, reference is made to its Annual Report on Form 10-K for the year ended December 31, 1995, filed herewith as Exhibit 99B and incorporated herein by reference.

     KU Capital Corporation

     KU Capital has adopted a core energy investment strategy for its nonutility investments. Under this strategy, energy-related investments that utilize KU Energy's knowledge and expertise are targeted. In particular, KU Capital is focusing its attention on independent power projects (including qualifying facilities and exempt wholesale generators) and production equipment leased to other utilities.

     Item 2.  Properties

     Refer to KU's Annual Report on Form 10-K for the year ended December 31, 1995 for a description of its properties. Presently, KU Energy and KU Capital have no significant physical property.


     Item 3.  Legal Proceedings

     KU  Energy and  KU Capital  have no significant  legal proceedings.   See
     Item 3, Legal Proceedings of the Kentucky Utilities Company Annual Report on Form 10-K for the year ended December 31, 1995 (Exhibit 99B) for a discussion of certain legal proceedings concerning KU.


     Item 4.  Submission of Matters to a Vote of Security Holders

     None.

     Executive Officers of the Registrant

                              Current      Positions Held During at Least the
      Name and Age         Positions Held  Last 5 Years

      Michael R. Whitley   Chairman and    Chairman of the Board of KU Energy
      Age 52               President*      since August 1995 and President of
                                           KU Energy since November 1994.
                                           Director of KU Energy since March
                                           1992.  Senior Vice President from
                                           1988 to November 1994. Secretary
                                           of KU Energy from 1988 to November
                                           1992.

      O. M. Goodlett       Senior Vice-    Senior Vice-President of KU Energy
      Age 48               President*      since November 1994.

      James W. Tipton      Senior Vice-    Senior Vice-President of KU Energy
      Age 52               President       since November 1994.  Senior Vice-
                                           President of Kentucky Utilities
                                           from November 1986 to November
                                           1994.

      George S. Brooks II  General         Corporate Secretary of KU Energy
      Age 45               Counsel and     since November 1992, and General
                           Corporate       Counsel since 1988.
                           Secretary*

      William N. English   Treasurer*      Treasurer of KU Energy since 1988.
      Age 45

      Michael D. Robinson  Controller*     Controller of KU Energy since June
      Age 40                               1990.




     Note: Officers are elected annually by the Board of Directors. There is no family relationship between any executive officer and any other executive officer or any director.

     * Certain executive officers of KU may be considered "executive officers" of KU Energy for certain purposes. Identified persons hold positions with the same titles at KU. Refer to KU's Annual Report on Form 10-K for information concerning positions held during last five years and information concerning KU executive officers.

                                      PART II


     Item 5.  Market  for Registrant's  Common  Equity and  Related Stockholder
              Matters

     The Company's  common stock is listed  on the New York  and Pacific stock
     exchanges under  the ticker symbol "KU."   Quotes in daily newspapers can
     be found under the listing "KU Engy."


     The table below sets forth the high and low sales prices and the dividends paid for the Company's common stock for the periods shown.

                                  1995                                    1994
                     Dividend               Price            Dividend             Price
      Quarter           Paid           High       Low          Paid          High       Low
       First             $.42         28 7/8    26 5/8           $.41       29 1/4    26
       Second            $.42         28 3/8    26 1/4           $.41       27 3/8    24 1/2
       Third             $.42         29 3/8    26               $.41       27 1/8    25 1/8
       Fourth            $.42         30 5/8    28 3/4           $.41       28 3/4    25 3/4

     KU Energy's Board has declared a common stock dividend of $.43 per share payable March 15, 1996, to shareholders of record on February 23, 1996.

     As of December 31, 1995, the Company had approximately 31,037 common shareholders of record.

     KU has paid cash dividends since 1939. KU Energy expects to continue this policy, although future dividends are dependent on future earnings, capital requirements and financial conditions. The dividend payout ratio (cash dividends as a percentage of net income) was 84% for 1995 and 82% for 1994. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders (Exhibit 13). Such information is incorporated herein by reference.


     Item 6.  Selected Financial Data

      Year ended December 31,                   1995      1994       1993      1992       1991
                                                                         (dollars in thousands)
      Operating Revenues:
        Residential                         $232,760  $ 213,574  $210,759   $194,817  $202,885
        Commercial                           151,778    142,207   138,271    133,519   137,653
        Industrial                           130,066    120,043   111,857    102,808    98,595
        Mine power                            36,076     36,498    34,977     36,696    37,093
        Public authorities                    54,161     49,869    48,142     45,570    46,332
          Total sales to ultimate
            consumers                        604,841    562,191   544,006    513,410   522,558
        Other electric utilities              75,940     89,665    62,463     58,979    61,542
        Miscellaneous revenues and other       5,619      4,157     3,448      3,871     3,560
        Provision for refund - litigation
          settlement                               -    (19,385)   (3,309)         -         -
          Total operating revenues           686,400    636,628   606,608    576,260   587,660
      Operating Expenses:
        Fuel used in generation (1)          189,845    170,654   178,910    168,470   183,167
        Electric power purchased              69,579     61,442    34,711     32,753    26,744
        Other operating expenses             124,044    114,551   106,124     95,109    93,648
        Maintenance                           62,599     66,141    59,458     61,270    58,590
        Depreciation                          75,268     65,441    60,811     58,931    57,337
        Federal and state income taxes        43,426     43,904    47,752     40,992    45,837
        Other taxes                           15,038     14,789    14,357     13,401    12,858
          Total operating expenses           579,799    536,922   502,123    470,926   478,181
      Net Operating Income                   106,601     99,706   104,485    105,334   109,479
      Other Income and Deductions             11,655     11,530    10,362     12,162    12,062
      Income Before Interest and
        Other Charges and AFUDC              118,256    111,236   114,847    117,496   121,541
      Interest and Other Charges:
        Interest on long-term debt            36,095     32,147    31,650     39,571    36,559
        Preferred stock dividend
          requirements of Subsidiary           2,256      2,384     2,558      2,518     3,031
        Other interest                         4,031      2,414     1,249      1,394     1,626
          Total interest and other charges    42,382     36,945    35,457     43,483    41,216
      AFUDC                                      179      1,585       593        169       262
      Net Income                            $ 76,053  $  75,876  $ 79,983   $ 74,182  $ 80,587

      Earnings per Average Common Share     $   2.01  $    2.01  $   2.11   $   1.96  $   2.13

      Common Stock Data:
        Shares Outstanding - average          37,818     37,818    37,818     37,818    37,818
                           - year-end         37,818     37,818    37,818     37,818    37,818
      Dividends per Share of
      Common Stock                          $   1.68   $   1.64  $   1.60   $   1.56  $   1.50

      (1) Amounts  for 1994  and 1993  reflect reductions  of $23.1  million  and $4.1  million, respectively, associated with refunds  to customers related to a litigation settlement with a former coal supplier.

      Item 6.  Selected Financial Data
             (continued)

                                             1995        1994       1993        1992        1991
     Assets (in thousands)             $1,714,974  $1,669,294 $1,573,194  $1,457,100  $1,411,092
     Capitalization: (in thousands)
        Bonds                          $  545,830  $ 495,830  $  441,830  $  443,330  $  407,330
        Notes                                  64         86         107         128         149
        Unamortized premium on
           long-term debt                      86         96         108         519         713
        Preferred stock                    40,000     40,000      40,000      40,000      40,000
        Common stock equity               628,611    616,092     602,503     583,319     568,152
             Total capitalization      $1,214,591 $1,152,104  $1,084,548  $1,067,296  $1,016,344
     % Total Capitalization
         Represented by:
        Long-term debt                       44.9       43.0        40.8        41.6        40.2
        Preferred stock                       3.3        3.5         3.7         3.7         3.9
        Common stock equity                  51.8       53.5        55.5        54.7        55.9
     Kilowatt-hours Generated,
        Purchased and Sold:
        (in thousands)
        Power generated                15,223,851 15,524,844  14,934,839  13,700,313  14,183,713
        Power purchased                 3,254,861  3,066,917   1,926,299   2,032,110   1,464,812
        Power interchanged - net           (6,569)     2,638       1,556       3,393     (10,725)
             Total                     18,472,143 18,594,399  16,862,694  15,735,816  15,637,800
        Less - losses and company use   1,054,589    998,010   1,066,251     876,862     906,468
        Remainder - kilowatt-hours
          sold                         17,417,554 17,596,389  15,796,443  14,858,954  14,731,332
        Sales classified:
          Residential                   5,016,012  4,706,058   4,702,697   4,278,098   4,385,670
          Commercial                    3,403,054  3,272,370   3,217,504   3,080,045   3,122,156
          Industrial                    3,850,647  3,641,469   3,409,213   3,093,113   2,874,016
          Mine power                      926,873    974,233     933,317     977,032     955,410
          Public authorities            1,297,913  1,225,668   1,199,893   1,123,494   1,133,176
             Total sales to
               ultimate consumers      14,494,499 13,819,798  13,462,624  12,551,782  12,470,428
          Other electric utilities      2,923,055  3,776,591   2,333,819   2,307,172   2,260,904
             Total                     17,417,554 17,596,389  15,796,443  14,858,954  14,731,332

     Average Number of Customers          449,144    440,590     432,636     425,403     419,340
     Residential Sales (per customer):
        Average kilowatt-hours             13,377     12,781      12,995      12,007      12,471
        Average revenue                $   620.75  $  580.05  $   582.41  $   546.80  $   576.93
     System Capability - Megawatts:
        Kentucky Utilities' plants          3,509      3,265       3,164       3,163       3,162
        Purchased contracts                   394        540         365         293         254
          Total system capability           3,903      3,805       3,529       3,456       3,416
     Net System Maximum Demand -
        Megawatts                           3,341      3,127       3,176       2,845       2,894
     Load Factor (%)                         58.7       59.8        57.7        59.4        58.4
     Heat Rate (BTU per KWH) (1)           10,377     10,306      10,367      10,344      10,350
     Fuel - Average Cost per Ton (1)   $    28.49  $   28.84  $    28.31  $    27.88  $    29.67
     Average Cost per Million BTU (1)  $     1.18  $    1.19  $     1.17  $     1.18  $     1.24
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


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                      PART III


     Item 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 relating to each director and each nominee for election as a director at the Company's 1996 Annual
     Shareholders Meeting is set forth in the Company's definitive proxy statement (the Proxy Statement) filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Shareholders Meeting. Such information is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--General." Information required by this item relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

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

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--Voting Securities Beneficially Owned by Directors, Nominees and Executive Officers."

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

         (1) Financial Statements (incorporated by reference under Item 8, Financial Statements and Supplementary Data)

              Consolidated Statements of Income and Retained Earnings for the
                three years ended December 31, 1995,
              Consolidated Statements of Cash Flows for the three years ended
                December 31, 1995,
              Consolidated Balance Sheets as of December 31, 1995 and 1994, Consolidated Statements of Capitalization as of December 31,
                1995 and 1994,
              Notes to Consolidated Financial Statements, and
              Report of Independent Public Accountants.

         (2)  Schedules

              Schedule II    Valuation and qualifying accounts.

         The following Schedules are omitted as not applicable or not required under Regulation S-X:

              I, III, IV, V.

    (3) Exhibits

     No.                           Description                          Page

     3.A   Amended and Restated Articles of Incorporation of KU
           Energy Corporation.  (Exhibit 3A to Form 10-K Annual
           Report of KU Energy for the year ended December 31,
           1992).  Incorporated by reference.                             -

     3.B   By-laws of KU Energy Corporation (Exhibit 3B to Form 10-K
           Annual Report of KU Energy for the year ended
           December 31, 1992).  Incorporated by reference.                -

     4.A   Rights Agreement, dated as of January 27, 1992, by and
           between KU Energy Corporation and Illinois Stock Transfer Company (Exhibit 4.1 to Form 8-K Current Report of KU
           Energy dated January 27, 1992).  Incorporated by
           reference.                                                     -

     4.B Indenture of Mortgage or Deed of Trust dated May 1, 1947, between Kentucky Utilities Company and First Trust of Illinois National Association (successor to Bank of America Illinois, formerly Continental Bank, National Association and formerly Continental Illinois National Bank and Trust Company of Chicago) and a successor individual co-trustee, as Trustees (the Trustees) (Amended Exhibit 7(a) in File No. 2-7061), and Supplemental Indentures thereto dated, respectively, January 1, 1949 (Second Amended Exhibit 7.02 in File
           No. 2-7802), July 1, 1950 (Amended Exhibit 7.02 in File No. 2-8499), June 15, 1951 (Exhibit 7.02(a) in File
           No. 2-8499), June 1, 1952 (Amended Exhibit 4.02 in File No. 2-9658), April 1, 1953 (Amended Exhibit 4.02 in File No. 2-10120), April 1, 1955 (Amended Exhibit 4.02 in File No. 2-11476), April 1, 1956 (Amended Exhibit 2.02 in File No. 2-12322), May 1, 1969 (Amended Exhibit 2.02 in File No. 2-32602), April 1, 1970 (Amended Exhibit 2.02 in File No. 2-36410), September 1, 1971 (Amended Exhibit 2.02 in File No. 2-41467), December 1, 1972 (Amended Exhibit 2.02 in File No. 2-46161) April 1, 1974 (Amended Exhibit 2.02 in File No. 2-50344), September 1, 1974 (Exhibit 2.04 in File No. 2-59328), July 1, 1975 (Exhibit 2.05 in File
           No. 2-9328), May 15, 1976 (Amended Exhibit 2.02 in File No. 2-56126), April 15, 1977 (Exhibit 2.06 in File
           No. 2-59328), August 1, 1979 (Exhibit 2.04 in File
           No. 2-64969), May 1, 1980 (Exhibit 2 to Form 10-Q
           Quarterly Report of KU for the quarter ended June 30,
           1980), September 15, 1982 (Exhibit 4.04 in File
           No. 2-79891), August 1, 1984 (Exhibit 4B to Form 10-K Annual Report of KU for the year ended December 31,
           1984), June 1, 1985 (Exhibit 4 to Form 10-Q Quarterly Report of KU for the quarter ended June 30, 1985),

     No.                           Description                          Page

     4.B   May 1, 1990 (Exhibit 4 to Form 10-Q Quarterly Report of
     Cont  KU for the quarter ended June 30, 1990), May 1, 1991.
           (Exhibit 4 to Form 10-Q Quarterly Report of KU for the
           quarter ended June 30, 1991), May 15, 1992 (Exhibit 4.02
           to Form 8-K of KU dated May 14, 1992), August 1, 1992
           (Exhibit 4 to Form 10-Q Quarterly Report of KU for the
           quarter ended September 30, 1992), June 15, 1993
           (Exhibit 4.02 to Form 8-K of KU dated June 15, 1993) and December 1, 1993 (Exhibit 4.01 to Form 8-K of KU dated
           December 10, 1993).  Incorporated by reference.                -

     4.C   Supplemental Indenture dated March 1, 1992 between
           Kentucky Utilities Company and the Trustees, providing
           for the conveyance of properties formerly held by Old
           Dominion Power Company (Exhibit 4B to Form 10-K Annual
           Report of KU for the year ended December 31, 1992).
           Incorporated by reference.                                     -

     4.D   Supplemental Indenture dated November 1, 1994 between
           Kentucky Utilities Company and the Trustees (Exhibit 4C
           to Form 10-K Annual Report of KU for the year ended
            December 31, 1994).  Incorporated by reference.                -

     4.E   Supplemental Indenture dated June 1, 1995 between
           Kentucky Utilities Company and the Trustees (Exhibit 4 to
           Form 10-Q Quarterly Report of KU for the quarter ended
           June 30, 1995).  Incorporated by reference.                    -

     4.F   Supplemental Indenture dated January 15, 1996 between
           Kentucky Utilities Company and the Trustees (Exhibit 4.E
           to Form 10-K Annual Report of KU for the year ended
           December 31, 1995).  Incorporated by reference.                -

     10.A  KU's Amended and Restated Performance Share Plan
           (Exhibit 10A to Form 10-Q Quarterly Report of KU for the
           quarter ended June 30, 1993).  Incorporated by reference.      -

     10.B  KU's Annual Performance Incentive Plan (Exhibit 10B to
           Form 10-K Annual Report of KU for the year ended
           December 31, 1990).  Incorporated by reference.                -

     10.C Amendment No. 1 to KU's Annual Performance Incentive Plan (Exhibit 10D to Form 10-K Annual Report of KU for the
           year ended December 31, 1991).  Incorporated by
           reference.                                                     -

     10.D Amendment No. 2 to KU's Annual Performance Incentive Plan (Exhibit 10H to Form 10-K Annual Report of KU for the
           year ended December 31, 1993).  Incorporated by
           reference.                                                     -

     No.                           Description                          Page

     10.E Amendment No. 3 to KU's Annual Performance Incentive Plan (Exhibit 10I to Form 10-K Annual Report of KU for the
           year ended December 31, 1993).  Incorporated by
           reference.                                                     -

     10.F  KU's Executive Optional Deferred Compensation Plan
           (Exhibit 10C to Form 10-K Annual Report of KU for the
           year ended December 31, 1990).  Incorporated by
           reference.                                                     -

     10.G  Amendment No. 1 to KU's Executive Optional Deferred
           Compensation Plan (Exhibit 10F to Form 10-K Annual Report
           of KU for the year ended December 31, 1991).
           Incorporated by reference.                                     -

     10.H  Amendment No. 2 to KU's Executive Optional Deferred
           Compensation Plan (Exhibit 10J to Form 10-K Annual Report
           of KU for the year ended December 31, 1993).
           Incorporated by reference.                                     -

     10.I  KU's Director Retirement Retainer Program, and Amendment
           No. 1 (Exhibit 10G to Form 10-K Annual Report of KU for
           the year ended December 31, 1991).  Incorporated by
           reference.                                                     -

     10.J  KU's Supplemental Security Plan (Exhibit 10I to Form 10-K
           Annual Report of KU for the year ended December 31,
           1991).  Incorporated by reference.                             -

     10.K  Amendment No. 1 to KU's Supplemental Security Plan
           (Exhibit 10J to Form 10-K Annual Report of KU for the
           year ended December 31, 1994).  Incorporated by
           reference.                                                     -

     10.L  Amendment No. 2 to KU's Supplemental Security Plan
           (Exhibit 10K to Form 10-K Annual Report of KU for the
           year ended December 31, 1994).  Incorporated by
           reference.                                                     -

     10.M  KU's Amended and Restated Director Deferred Compensation
           Plan (Exhibit 10N to Form 10-K Annual Report of KU for
           the year ended December 31, 1995).  Incorporated by
           reference.                                                     -

     10.N  KU Energy's Performance Share Plan (Exhibit 10A to
           Form 10-Q Quarterly Report of KU Energy for the quarter
           ended June 30, 1993).  Incorporated by reference.              -

     10.O  KU Energy's Annual Performance Incentive Plan
           (Exhibit 10J to Form 10-K Annual Report of KU Energy for
           the year ended December 31, 1993).  Incorporated by
           reference.                                                     -

     No.                           Description                          Page

     10.P  Amendment No. 1 to KU Energy's Annual Performance
           Incentive Plan (Exhibit 10K to Form 10-K Annual Report of
           KU Energy for the year ended December 31, 1993).
           Incorporated by reference.                                     -

     10.Q KU Energy's Executive Optional Deferred Compensation Plan (Exhibit 10P to Form 10-K Annual Report of KU Energy for
           the year ended December 31, 1993).  Incorporated by
           reference.                                                     -

     10.R  KU Energy's Director Retirement Retainer Program
           (Exhibit 10J to Form 10-K Annual Report of KU Energy for
           the year ended December 31, 1992).  Incorporated by
           reference.                                                     -

     10.S  KU Energy's Amended and Restated Director Deferred
           Compensation Plan                                            21-37

     13    Portions of 1995 Annual Report to Shareholders               38-65

     21    List of Subsidiaries                                          66

     23    Consent of Independent Public Accountants                     67

     27    Financial Data Schedule (required for electronic filing
           only in accordance with Item 601(c)(1) of
           Regulation S-K).                                               -

     99.A  Description of Common Stock                                  68-71

     99.B  KU's Form 10-K for the year ended December 31, 1995          72-177


         Note - Exhibit numbers 10.A through 10.S are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

         The following instruments defining the rights of holders of certain long-term debt of KU have not been filed with the Securities and Exchange Commission but will be furnished to the Commission upon request.

            1. Loan Agreement dated as of May 1, 1990, between KU and the County of Mercer, Kentucky, in connection with $12,900,000 County of Mercer, Kentucky, Collateralized Solid Waste Disposal Facility Revenue Bonds (KU Project) 1990 Series A, due May 1, 2010 and May 1, 2020.

            2. Loan Agreement dated as of May 1, 1991 between KU and the County of Carroll, Kentucky, in connection with $96,000,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series A, due September 15, 2016.

            3. Loan Agreement dated as of August 1, 1992 between KU and the County of Carroll, Kentucky, in connection with $2,400,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series C, due February 1, 2018.

            4. Loan Agreement dated as of August 1, 1992 between KU and the County of Muhlenberg, Kentucky, in connection with $7,200,000 County of Muhlenberg, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series A, due February 1, 2018.

            5. Loan Agreement dated as of August 1, 1992 between KU and the County of Mercer, Kentucky, in connection with $7,400,000 County of Mercer, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series A, due February 1, 2018.

            6. Loan Agreement dated as of August 1, 1992 between KU and the County of Carroll, Kentucky, in connection with $20,930,000 County of Carroll, Kentucky, Collateralized Pollution Control Revenue Bonds (KU Project) 1992 Series B, due February 1, 2018.

            7. Loan Agreement dated as of December 1, 1993, between KU and the County of Carroll, Kentucky, in connection with $50,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (KU Project) 1993 Series A due December 1, 2023.

            8. Loan Agreement dated as of November 1, 1994, between KU and the County of Carroll, Kentucky, in connection with $54,000,000 County of Carroll, Kentucky, Collateralized Solid Waste Disposal Facilities Revenue Bonds (KU Project) 1994 Series A due November 1, 2024.


     (B) No reports on Form 8-K were filed by the Company during the last quarter of 1995.


                                                                                    SCHEDULE II

                                KU ENERGY CORPORATION & SUBSIDIARIES


                                  VALUATION AND QUALIFYING ACCOUNTS




     Year Ended December 31,                                            1995     1994     1993
                                                                                 (in thousands)

     Accumulated Provision for Uncollectible Accounts Receivable


     Balance at beginning of year                                    $  457   $   923  $ 1,033

     Balance at end of year                                          $  455   $   457  $   923




     ____________

     Note-Other valuation and qualifying accounts are not significant.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To KU Energy Corporation & Subsidiaries:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in KU Energy Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 29, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of KU Energy Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                               /s/ Arthur Andersen LLP
                                               Arthur Andersen LLP

     Chicago, Illinois

     January 29, 1996

                                     SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 1996.


                                          KU ENERGY CORPORATION

                                          /s/ Michael R. Whitley
                                          Michael R. Whitley
                                          Chairman and President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


        Signature                         Title

        /s/ Michael R. Whitley
        Michael R. Whitley       Chairman and President (Principal Executive
                                 Officer) and Director
        /s/ O. M. Goodlett
        O. M. Goodlett           Senior Vice-President (Principal Financial
                                 Officer)
        /s/ Michael D. Robinson
        Michael D. Robinson      Controller (Principal Accounting Officer)

        /s/ Mira S. Ball
        Mira S. Ball             Director

        /s/ Harry M. Hoe
        Harry M. Hoe             Director

        /s/ Milton W. Hudson
        Milton W. Hudson         Director

        /s/ John T. Newton
        John T. Newton           Director

        /s/ Frank V. Ramsey, Jr.
        Frank V. Ramsey, Jr.     Director

        /s/ Warren W. Rosenthal
        Warren W. Rosenthal      Director

        /s/ William L Rouse, Jr.
        William L. Rouse, Jr.    Director

        /s/ Charles L. Shearer
        Charles L. Shearer       Director

        /s/ Lee T. Todd, Jr.
        Lee T. Todd, Jr.         Director


     March 8, 1996