Form 10-Q
period 1996-03-31
KU ENERGY CORP
filed 1996-05-03
CIK 835715

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended  March 31, 1996

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

             Number  of shares  of Common  Stock outstanding  at May  2, 1996:
        37,817,878 shares.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                     (in thousands except for per share amounts)


                                                           For the Three
                                                            Months Ended
                                                             March 31,
                                                          1996        1995

        Operating Revenues                             $ 190,990   $ 167,140

        Operating Expenses:
         Fuel, principally coal,
          used in generation                              54,025      45,706
         Electric power purchased                         17,504      15,777
         Other operating expenses                         29,997      31,206
         Maintenance                                      14,204      14,858
         Depreciation                                     20,065      18,748
         Federal and state income taxes                   15,700      10,491
         Other taxes                                       4,367       4,343

             Total Operating Expenses                    155,862     141,129

        Net Operating Income                              35,128      26,011

        Other Income and Deductions:
         Interest and dividend income                        885         977
         Other income and deductions - net                 1,068       2,131

             Total Other Income and Deductions             1,953       3,108

        Income Before Interest and Other Charges          37,081      29,119

        Interest and Other Charges                        10,762      10,312

        Net Income                                     $  26,319   $  18,807

        Average Common Shares Outstanding                 37,818      37,818

        Earnings Per Common Share                      $     .70   $     .50



        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)
                                                            For the Three
                                                            Months Ended
                                                              March 31,
                                                           1996      1995
        Cash Flows from Operating Activities:
         Net Income                                      $ 26,319   $18,807
         Items not requiring (providing) cash currently:
           Depreciation                                    20,065    18,748
           Deferred income taxes and
             investment tax credit                            321      (271)
           Changes in current assets and liabilities:
             Change in fuel inventory                       4,127      (254)
             Change in accounts receivable                  1,712     5,610
             Change in accounts payable                    (2,900)  (17,463)
             Change in accrued taxes                       15,110    10,597
             Change in accrued utility revenues             2,704     2,493
           Other--net                                       9,993     7,519

        Net Cash Provided by Operating Activities          77,451    45,786

        Cash Flows from Investing Activities:
           Construction expenditures - utility            (21,105)  (28,035)
           Proceeds from leveraged lease investments          200       200
           Investment in independent power projects          (284)     (786)
           Proceeds from independent power projects           450         -
           Other                                              201         7

        Net Cash Used by Investing Activities             (20,538)  (28,614)

        Cash Flows from Financing Activities:
           Short-term borrowings - net                    (40,200)   (7,100)
           Issuance of long-term debt                      35,710      (146)
           Funds deposited with trustee - net               1,500     8,600
           Retirement of long-term debt, incl. premiums   (36,192)      (21)
           Payment of common stock dividends              (16,262)  (15,884)

        Net Cash Used by Financing Activities             (55,444)  (14,551)

        Net Increase in Cash and Cash Equivalents           1,469     2,621

        Cash and Cash Equivalents Beginning of Period      29,492    28,927

        Cash and Cash Equivalents End of Period          $ 30,961   $31,548

        Supplemental Disclosures
        Cash paid for:
         Interest on short- and long-term debt           $  6,294   $ 6,475
         Federal and state income taxes                  $  2,425   $     -


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)

                                                         As of       As of
                                                       March 31,    Dec. 31,
     ASSETS                                              1996           1995
     Utility Plant:
       Plant in service, at cost                     $ 2,401,414  $ 2,394,018
       Less: Accumulated depreciation                  1,015,733      997,366
                                                       1,385,681    1,396,652
       Construction work in progress                      72,775       61,410
                                                       1,458,456    1,458,062
     Current Assets:
       Cash and cash equivalents                          30,961       29,492
       Escrow funds - coal contract litigation             6,599        6,599
       Construction funds held by trustee                  2,270        3,743
       Accounts receivable                                47,817       49,529
       Accrued utility revenues                           25,196       27,900
       Fuel, principally coal, at average cost            25,311       29,438
       Materials and supplies, at average cost            23,547       23,064
       Other                                               8,472        8,121
                                                         170,173      177,886
     Investments, Deferred Charges and Other Assets:
       Investment in leveraged leases                     22,181       21,509
       Unamortized loss on reacquired debt                11,640       11,304
       Other                                              45,793       46,213
                                                          79,614       79,026
           Total Assets                              $ 1,708,243  $ 1,714,974

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                           $   638,668  $   628,611
       Preferred stock of Subsidiary                      40,000       40,000
       Long-term debt of Subsidiary                      546,373      545,980
                                                       1,225,041    1,214,591
     Current Liabilities:
       Long-term debt due within one year                     21           21
       Short-term borrowings                              15,400       55,600
       Accounts payable                                   35,035       37,935
       Accrued interest                                   10,695        7,556
       Accrued taxes                                      20,070        4,960
       Customers' deposits                                 7,245        6,876
       Accrued payroll and vacations                      11,228        8,759
       Liab. to ratepayers - coal contract litigation      6,599        6,599
       Other                                               8,783        6,992
                                                         115,076      135,298
     Deferred Credits and Other Liabilities:
       Accumulated deferred income taxes                 235,822      233,707
       Accumulated deferred investment tax credits        33,177       34,180
       Regulatory tax liability                           56,806       57,726
       Other                                              42,321       39,472
                                                         368,126      365,085
           Total Capitalization and Liabilities      $ 1,708,243  $ 1,714,974

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

          Corporation (KU Energy or the Company) Annual Report on Form 10-K

          for the year ended December 31, 1995.

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

          (KU).



          2.  ENVIRONMENTAL COST RECOVERY

              Since August  1994, KU has  been collecting an  environmental surcharge  from its  Kentucky retail  customers under  a Kentucky statute  which authorizes  electric utilities  (including KU)  to implement, beginning January 1, 1993, an environmental surcharge.

          The  surcharge  is  designed  to recover  certain  operating  and

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


          capital  costs  of  compliance   with  federal,  state  or  local

          environmental  requirements  associated  with  the  production of energy from coal, including the Federal Clean Air Act as amended.

          KU's environmental surcharge was  approved by the Kentucky Public

          Service  Commission (PSC)  in July  1994 and  was implemented  in

          August 1994.

              The  constitutionality   of   the   surcharge   statute   was

          challenged in the Franklin County (Kentucky) Circuit  Court in an

          action brought against KU and the  PSC by the Attorney General of

          Kentucky and joined  by representatives of  consumer groups.   In

          July 1995,  the Circuit  Court entered a  judgment upholding  the constitutionality of the  statute, but vacating that  part of the

          PSC's July 1994 order which the judgment describes as allowing KU to  recover,  under  the  surcharge,  environmental  expenditures incurred before  January 1, 1993, and ordering  the case remanded to the PSC for determination in accordance with the Circuit Court judgment.

              The  Attorney  General  and  other  consumer  representatives appealed  to the  Kentucky  Court of  Appeals  that part  of  the

          Circuit Court  judgment  upholding the  constitutionality of  the

          surcharge statute.   The PSC  and KU  appealed that  part of  the

          judgment  denying recovery of environmental expenditures incurred before  January 1, 1993.  On August 22, 1995, the PSC ordered all surcharge  revenues collected  by  KU from  that date  subject to refund pending final determination of all appeals.  In March 1996 in  the semi-annual  reconciliation review,  the PSC  ordered all

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


          surcharge revenues  collected during  the  six-month period  then under review (February 1, 1995  through July 31, 1995) subject to

          refund pending  final determination  of all  appeals.   The total

          surcharge  collections  from February 1,  1995  through March 31,

          1996 were approximately $22 million.

              KU believes  the constitutionality  of the  surcharge statute will be upheld, but it cannot predict the outcome of that part of the  Circuit Court judgment disallowing recovery of environmental

          expenditures  incurred before  January 1, 1993.   If  the Circuit

          Court judgment is ultimately upheld as entered, KU estimates that the amount  it would be required to refund (which is based solely on  costs  associated  with environmental  expenditures  incurred

          before  January 1,  1993)   for  surcharge  collections   through

          March 31, 1996, from the implementation of the surcharge would be approximately  $7 million,  and from  February 1,  1995 would  be approximately  $5 million.  At this time, KU has not recorded any reserve for refund.



          3.  FINANCING

              In  January 1996,  KU issued  $36 million  of Series S  First

          Mortgage  Bonds  which  will  mature January 15,  2006  and  bear

          interest   at  5.99%.     The  proceeds   were  used   to  redeem

          $35.5 million  of Series K  First Mortgage  Bonds.   A redemption

          premium of approximately $.7 million  was recorded on the balance sheet  and will  be amortized  over the  period to  the scheduled maturity of the new bonds.

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

          LIQUIDITY & RESOURCES

              At   March 31,   1996,  KU's   short-term   borrowings   were

          $15.4 million  compared  to $55.6 million  at  December 31, 1995.

          The  short-term borrowings  have been  used primarily  to finance

          ongoing   construction   expenditures   and   general   corporate

          requirements.     The  decrease  is  due   primarily  to  planned

          reductions  in  construction  expenditures  and  additional  cash provided by operations during the first quarter of 1996.

              Refer  to  Note 3  of the  Notes  to  Consolidated  Financial

          Statements for a discussion of KU's recent financing activities.



          RESULTS OF OPERATIONS

          Quarter ended March 31, 1996, compared
          to the Quarter ended March 31, 1995

              Earnings per  common share for  the three-month period  ended

          March 31, 1996 were $.70  compared to $.50 for the  corresponding

          period of 1995.   The  increase primarily  reflects the  positive

          effects of colder weather  and increased opportunity sales during the first quarter of 1996 compared to 1995.  The positive effects of  these factors were somewhat  offset by increases  in fuel and

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          purchased power expense as discussed below.


                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended March 31, 1996
                                                  kWh        Revenues
                                                  (%)         (000's)

          Residential                               13         $8,186
          Commercial                                 5          2,018
          Industrial                                10          3,134
          Mine Power & Public Authorities            3            907
              Total Retail Sales                     9         14,245
          Wholesale                                  5            773
          Opportunity                              405          7,920
              Total Other Electric Utilities        89          8,693
          Miscellaneous Revenues & Other             -            912
              Total                                 19         $23,850

              Operating  revenues   increased  $23.9 million  (14%).    The

          increase  reflects a 19%  increase in  kilowatt-hour sales.   The

          increase  in kilowatt-hour  sales  is  primarily attributable  to increases in residential, industrial  and opportunity sales.  The increase  in  opportunity  sales  (525,495  megawatt-hours versus

          104,148 megawatt-hours) is primarily due to Non-Firm energy sales agreements with two neighboring utilities for the year 1996.  The increase in industrial  sales reflects continued  economic growth in the manufacturing sector of KU's service area evidenced primarily by a 6% increase in  the number of industrial customers over 1995.

          The increase in residential sales was primarily due to colder weather in the first quarter of 1996 compared  to  1995.  KU set an all-time peak  demand  for electricity on February 5, 1996 of 3,391 megawatts.

              Fuel expense increased $8.3 million (18%).   The increase was

          primarily due  to a 20%  increase in the  tons of  coal consumed,

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                       MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          which was primarily caused by a  19% increase in generation.  The increase in  consumption resulted  from the previously  mentioned

          increase  in  kilowatt-hour  sales.     Purchased  power  expense

          increased $1.7 million (11%) due to an increase in energy charges

          ($2.0 million) offset  slightly by  a decrease in  demand charges

          ($.3 million).   The  increase  in energy  costs  reflects a  10%

          increase in kilowatt-hour purchases.

              Federal and  state income taxes increased $5.2 million (50%).

          The increase was primarily due to increased pre-tax income.



          UTILITY ISSUES - COMPETITION

              Refer to  Management's Discussion  and Analysis  in the  1995

          Annual Report on  Form 10-K under the  heading "Utility Issues  -

          Competition" for  a discussion  of the Federal  Energy Regulatory

          Commission's (FERC) proposed rules addressing open access trans-

          mission service and the collection of charges for the recovery of stranded costs.  In late April 1996, the FERC issued two final rules and a  Notice  of  Proposed  Rulemaking (NOPR).  FERC  Order No. 888

          addresses  both  open  access and stranded cost issues.  FERC Order

          No. 889 requires utilities  to establish electronic systems to share information about available transmission capacity. It also establishes standards of conduct.  The NOPR proposes to establish a new system for utilities to use  in  reserving  capacity on  their  own  and other's transmission  lines.  KU is currently evaluating the impacts of the final rules and the NOPR.

                             PART II.  OTHER INFORMATION

                        KU ENERGY CORPORATION AND SUBSIDIARIES



          ITEM 1.  LEGAL PROCEEDINGS

             See Note 2 of  the Notes to Consolidated Financial  Statements,

          Environmental  Cost   Recovery,   for   a   discussion   of   the

          environmental surcharge.



          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits.

                 The following exhibit is filed as part of this report:

                 Exhibit
                 Number                    Description

                 27 Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K.)

             (b) Reports on Form 8-K.

                 (1)  KU filed a  Form 8-K dated January 18, 1996 to report

                      certain  financial   information  included   in   the

                      Prospectus  dated January 18,  1996 for  its Series S

                      First Mortgage Bonds.

                        KU ENERGY CORPORATION AND SUBSIDIARIES



                                      SIGNATURES





             Pursuant to the requirements  of the Securities Exchange Act of

          1934, the Registrant has duly caused this  report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                KU ENERGY CORPORATION
                                                       (Registrant)



          Date     May 2, 1996                  /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman and President





          Date     May 2, 1996                  /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller