Form 10-K405
period 1996-12-31
KU ENERGY CORP; KENTUCKY UTILITIES CO
filed 1997-03-11
CIK 835715, 55387

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549
                                      Form 10-K
          X      ANNUAL  REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                 For the fiscal year ended     December 31, 1996

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
                                (606) 255-2100


     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Securities registered pursuant to
       Section 12(b) of the Act:

     KU Energy Corporation
                                                    Name of Each Exchange
        Title of Each Class                          on Which Registered
     Common Stock, without par value                New York Stock Exchange
                                                    Pacific Stock Exchange

     Kentucky Utilities Company
                                                    Name of Each Exchange
        Title of Each Class                          on Which Registered
      Preferred Stock, 4 3/4% cumulative,          Philadelphia Stock Exchange
       stated value $100 Per Share

     Securities registered pursuant to
       Section 12(g) of the Act:

     KU Energy Corporation
     None

     Kentucky Utilities Company

     Preferred Stock, cumulative, stated value $100 per share
                      (Title of Class)



     KU Energy Corporation

     Aggregate market value at March 10, 1997 of the voting stock held by nonaffiliates of KU Energy Corporation (KU Energy): $1,148,718,044.

     Number  of  shares  of  Common  Stock  outstanding  at  March 10, 1997:
     37,817,878 shares.


     Kentucky Utilities Company

     Aggregate market value of the voting stock held by nonaffiliates of Kentucky Utilities Company (KU): None

     Number  of  shares  of  Common  Stock  outstanding  at  March 10, 1997:
     37,817,878 shares (owned by the parent - KU Energy).


     Documents Incorporated by Reference:

        A portion of KU Energy's 1996 Annual Report to Shareholders is incorporated by reference in Parts I and II.

        A portion of KU Energy's Proxy Statement relating to the 1997 Annual Shareholders Meeting is incorporated by reference in Part III.






     Exhibit Index appears on page 42.

                                 KU ENERGY CORPORATION
                                          AND
                              KENTUCKY UTILITIES COMPANY
                                       Form 10-K
                Annual Report to the Securities and Exchange Commission
                         For the Year Ended December 31, 1996*

                                   TABLE OF CONTENTS

      Item                                                              Page
                                        PART I

      1.Business   . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

      2.Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . 12

      3.Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 13

      4.Submission of Matters to a Vote of Security Holders  . . . . . . 13

        Executive Officers of the Registrants  . . . . . . . . . . . . . 14

                                        PART II

      5.Market for Registrants  Common Equity and Related
          Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . 17

      6.Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 18

      7.Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . 22

      8.Financial Statements and Supplementary Data  . . . . . . . . . . 22

      9.Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure   . . . . . . . . . . . . . . . . . . 40

                                       PART III

     10.Directors and Executive Officers of the Registrants  . . . . . . 40

     11.Executive Compensation   . . . . . . . . . . . . . . . . . . . . 40

     12.Security Ownership of Certain Beneficial Owners and Management . 40

     13.Certain Relationships and Related Transactions   . . . . . . . . 40

                                        PART IV

     14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K 41

        Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . 42

        Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . 48


   *Information included herein which relates solely to KU Energy Corporation is provided solely by KU Energy Corporation and not by Kentucky Utilities Company and shall be deemed not included in the Annual Report on Form 10-K of Kentucky Utilities Company.

                                       PART I
    Item 1.  Business

    KU Energy Corporation

    KU Energy Corporation (KU Energy or the Company), an exempt utility holding company, was incorporated in the state of Kentucky on June 23, 1988. On December 1, 1991, KU Energy became the holder of all common stock of Kentucky Utilities Company (KU). KU Energy has two wholly owned subsidiaries, KU, an electric utility, and KU Capital Corporation (KU Capital), a nonutility subsidiary. KU is KU Energy's principal subsidiary.

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

    KU Capital Corporation

    KU Capital continues to pursue a core energy strategy for its nonutility business activities. Under this strategy, targeted opportunities are energy-related activities that build on the Company's knowledge and expertise and have the appropriate risk/reward profile.

    Kentucky Utilities Company

    General

    KU is a wholly owned subsidiary of KU Energy. KU was incorporated in Kentucky in 1912 and incorporated in Virginia in 1991. KU is a public utility engaged in producing, transmitting and selling electric energy. KU provides electric service to about 432,900 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky, and to about 28,800 customers in 5 counties in southwestern Virginia. In Virginia, KU operates under the name Old Dominion Power Company. KU operates under appropriate franchises in substantially all of the 161 Kentucky incorporated municipalities served. No franchises are required in unincorporated Kentucky communities. Service has been provided in Virginia without franchises for a number of years. The lack of franchises is not expected to have a material adverse effect on KU's operations. KU also sells electric energy at wholesale for resale in 12 municipalities.

    The territory served by KU has an aggregate population estimated at about 1,000,000. The largest city served is Lexington, Kentucky. The population of the metropolitan Lexington area is estimated at about 225,000. The populations of the next 10 largest cities served at retail range from about 21,000 to 9,000. The territory served includes most of the Bluegrass
    Region of central Kentucky and parts of the coal mining areas in southeastern and western Kentucky and southwestern Virginia. Lexington is the center of the Bluegrass Region, in which thoroughbred horse, burley tobacco and bourbon whiskey distilling industries are located. Among the principal industries in the territory served are automotive and related industries, coal mining, the manufacture of paper and paper products, electrical and other machinery, and rubber and miscellaneous plastic products.

    Revenues

    KU's sources of electric revenues and the respective percentages of total revenues for the three years 1994-1996 were as follows:

       Year Ended December 31,              1996               1995              1994
                                            Amount  %          Amount   %        Amount  %

                                                       (dollars in thousands)

        Residential                    $ 236,229  33      $ 232,760    34     $ 213,574  34
        Commercial                       150,640  21        151,778    22       142,207  22
        Industrial                       136,856  19        130,066    19       120,043  19
        Mine Power                        34,014   5         36,076     5        36,498   6
        Public Authorities                56,023   8         54,161     8        49,869   8
        Sales for Resale                  89,208  13         75,940    11        89,665  14
        Miscellaneous Revenues             8,741   1          5,649     1         4,181   -
        Provision for Refund -
          Litigation Settlement                -   -              -     -       (19,385) (3)

             Total                     $ 711,711 100      $ 686,430   100     $ 636,652 100

    The electric utility business is affected by seasonal weather patterns. As a result, operating revenues (and associated operating expenses) are not generated evenly throughout the year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales and
    Revenues in KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) which is incorporated herein by reference for information related to revenues.

    Operations

    KU's net generating capability was 3,639 megawatts at December 31, 1996. The net generating capability available for operation at any time may be lower because of periodic outages of generating units due to inspection, maintenance, fuel restrictions, or modifications required by regulatory agencies. KU obtains power from other utilities under bulk power purchase and interchange contracts. At December 31, 1996, KU's system capability, including purchases from others, was 4,032 megawatts. On February 5, 1996, an all-time system peak demand, on a one-hour integrated basis, was set at 3,391 megawatts. See Item 2, Properties-Construction for a discussion of KU's plans to add additional peaking capacity.

    The percentage of KU's system output which was internally generated and purchased for the periods indicated was as follows:

                                           1996       1995       1994
             Internally Generated           84%        82%        83%
             Purchased                      16%        18%        17%


    KU is one of 28 members of the East Central Area Reliability Coordination Agreement, the purpose of which is to augment the reliability of the members' bulk power supply through coordination of planning and operation of generation and transmission facilities. The members are engaged in the generation, transmission and sale of electric power and energy in the east central area of the United States, which covers all or portions of Michigan, Indiana, Ohio, Kentucky, Pennsylvania, Virginia, West Virginia and Maryland. KU also has interconnections and contractually established operating arrangements with neighboring utilities and cooperatives.

    Under a contract with Owensboro Municipal Utilities (OMU), KU has agreed to purchase from OMU the surplus output of the 150-megawatt and 250-megawatt generating units at OMU's Elmer Smith station. Purchases under the contract are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by KU. Such power constituted about 8% of KU's net system output during 1996. See Note 4 of the Notes to Financial Statements, Commitments and Contingencies under Item 8.

    KU owns 20% of the common stock of Electric Energy, Inc. (EEI), which owns and operates a 1,000-megawatt generating station in southern Illinois. KU's entitlement is 20% of the available capacity of the station. Purchases from EEI are made under a contractual formula which has resulted in costs which were and are expected to be comparable to the cost of other power purchased or generated by KU. Such power constituted about 8% of KU's net system output in 1996. See Note 4 of the Notes to Financial Statements, Commitments and Contingencies, under Item 8.

    KU had approximately 2,160 employees at December 31, 1996, of which about 300 are covered by union contracts expiring August 1, 1997.

    Fuel Matters

    Coal-fired generating units provided more than 99% of KU's net kilowatt-hour generation for 1996. The remainder of KU's net generation for 1996 was provided by hydroelectric plants, oil and/or natural gas burning units. The average delivered cost of coal purchased per million BTU (MBTU) and the percentage of spot coal purchases for the periods indicated were as follows:

                                              1996       1995       1994

    Per MBTU - all sources                $   1.14   $   1.16   $   1.19
    Per MBTU - spot purchases only        $   1.08   $   1.10   $   1.16
    Spot purchases as % of all sources          33%        30%        46%

    KU maintains its fuel inventory at levels estimated to be necessary to avoid operational disruptions at its coal-fired generating units. Reliability of coal deliveries can be affected from time to time by a number of factors, including coal mine labor strikes and other supplier or transporter operating difficulties.

    KU believes there are adequate reserves available to supply its existing base-load generating units with the quantity and quality of coal required for those units throughout their useful lives. KU intends to meet a substantial portion of its coal requirements with 3-year and 5-year contracts. KU anticipates that coal supplied under such contracts will represent about two-thirds of the requirements over the next several years. As part of this strategy, KU will continue to negotiate replacement contracts as contracts expire. KU does not anticipate any problems negotiating new contracts for future coal needs. The balance of coal requirements will be met through spot purchases. See Note 4 of the Notes to Financial Statements, Commitments and Contingencies, under Item 8 for the estimated obligations under existing fuel contracts for each of the years 1997 through 2001.

    KU has no long-term contracts in place for the purchase of natural gas for its combustion turbine peaking units. KU has met its gas requirements
    through  spot  purchases.    KU  does  not  anticipate  encountering  any
    significant  problems  acquiring  an  adequate  supply of fuel necessary to operate its peaking units. See Item 2, Properties-Construction for a discussion of KU's plans to add additional peaking capacity.

    Environmental Matters

    Federal and state agencies have adopted environmental protection standards which apply to the electric operations of KU. Capital expenditures to comply with environmental requirements amounted to about $187 million during the 1992-1996 time period.

    KU's generating units are operated in compliance with the Kentucky Natural Resources and Environmental Protection Cabinet's (Cabinet) State Implementation Plan (KYSIP) and New Source Performance Standards developed under the Clean Air Act. The KYSIP is a federally approved plan for the attainment of the national ambient air quality standards. The KYSIP contains standards relating to the emissions of various pollutants (sulfur dioxide, particulates and nitrogen oxides) from KU's fossil-fuel fired steam electric generating units. These emission standards are of varying stringencies and compliance with these standards is attained through a variety of air pollution control technologies (scrubbers, electrostatic precipitators, and low nitrogen oxide burners) and the use of low-sulfur coal. KU's operations are in substantial compliance with current emission standards. The operating permit program under the 1990 Clean Air Act Amendments required KU to make application to the Cabinet for new operating permits for its six generating stations. KU s existing permits to operate air contaminant sources continue in effect until new permits are issued.

    The acid rain control provisions of the 1990 Clean Air Act Amendments, which are effective in two phases, require KU to further decrease the emissions of sulfur dioxide and nitrogen oxides from its fossil-fuel fired steam electric generating units. Ghent Unit 1, E. W. Brown Units 1, 2 and 3, and Green River Unit 4 were designated as Phase I affected units which were required to comply with sulfur dioxide emission reduction obligations beginning January 1, 1995. In order to comply with these sulfur dioxide emission limitations, KU installed a scrubber and related facilities on Ghent Unit 1 and switched to lower sulfur coal on some other Phase I affected units. In addition, these units were retrofitted with low nitrogen oxide burners in order to comply with applicable nitrogen oxide limitations under United States Environmental Protection Agency (EPA) regulations. The EPA issued final acid rain permits for each of KU's Phase I affected units. The EPA's approval of KU's acid rain compliance plan was accompanied by bonus allowances awarded for the installation of the scrubber on Ghent Unit 1. KU's current emission allowance strategy, in part, includes the accumulation of unused sulfur dioxide emission allowances. These unused allowances result from the bonus allowances received from the EPA and the expected reduced sulfur dioxide emissions from the installation of the Ghent Unit 1 scrubber. The accumulated allowances are expected to allow KU to delay capital expenditures associated with KU's Phase II acid rain compliance obligations, which are effective January 1, 2000. KU's Phase II compliance strategy, in addition to utilizing accumulated allowances, may include additional fuel switching or the installation of additional scrubbers. However, KU will continue to reassess its options for complying with Phase II emission reduction requirements to determine an overall least cost strategy. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Construction Requirements and - Environmental Matters in KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for additional discussion.

    EPA has proposed revisions to the National Ambient Air Quality Standards for ozone and particulate matter which may result in the EPA seeking additional reductions of sulfur dioxide and nitrogen oxide emissions from coal-fired boilers. Because of the magnitude of these additional reductions (50 percent beyond that already required by the Phase II acid rain control provisions of the 1990 Clean Air Act Amendments which become effective January 1, 2000), substantial costs could be incurred to meet future compliance obligations for KU's coal-fired boilers. The proposed revisions are expected to be finalized in 1997. The revisions would be effective some time after the effective date of the Phase II acid rain control provisions of the 1990 Clean Air Act Amendments.

    During 1996, each of KU's five fossil-fuel fired steam electric generating stations was re-issued a wastewater discharge permit by the Cabinet under the Clean Water Act's National Pollutant Discharge Elimination System. These 5-year permits place water quality-based effluent limitations (i.e., thermal and chemical limits) on each of the power plant's discharges. KU's operations are in substantial compliance with the conditions in the permits.

    Pursuant to the Resource Conservation and Recovery Act, utility wastes (fly ash, bottom ash and scrubber sludge) have been categorized as special wastes (i.e., wastes of large volume, but low environmental hazard). The EPA has concluded that the disposal of coal combustion byproducts by practices common to the utility industry is adequate for the protection of human health and the environment. The Cabinet also regulates utility wastes as special wastes under its waste management program.

    Under the Toxic Substances Control Act, the EPA regulates the use, servicing, repair, storage and disposal of electrical equipment containing polychlorinated biphenyls (PCB). To comply with these regulations, KU implemented procedures to be followed in the handling, storage and disposal of PCBs. In addition, KU completed the mandated phase out of all of its pole-class PCB capacitors and has no vault-type PCB transformers in use in or near commercial buildings.

    On February 13, 1990, KU received a letter from the EPA identifying KU and others as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA or Superfund) for a disposal site in Daviess County, Kentucky. The letter also asked KU and the other persons or entities named to proceed voluntarily with a remediation program at the site. Under Superfund, a responsible party may be liable for all or a portion of all monies expended by the government to take corrective action at the site. The EPA has turned over responsibility for investigation of the site and development of a remediation plan to a group (not including KU) originally named as potentially responsible parties. KU has entered into an agreement with the group as to the portion of the investigation and development costs to be borne by KU in connection with the site. The agreement does not cover costs which may be incurred in connection with any remediation plan. The remediation plan has been approved by the EPA. The remediation work is scheduled for completion in 1997. KU does not believe that any liability with respect to the site will have a material impact on its financial position or results of operations.

    Regulation

    KU is subject to the jurisdiction of the Kentucky Public Service Commission
    (PSC) and the Virginia State Corporation Commission (SCC) as to retail rates and service, accounts, issuance of securities and in other respects. The Federal Energy Regulatory Commission (FERC) has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale sale of power and related transactions and accounting practices of KU, and in certain other respects as provided in the Act. The FERC has classified KU as a "public utility" as defined in the Act. By reason of owning and operating a small amount of electric utility property in one county in Tennessee (having a gross book value of about $226,000), KU may also be subject to the jurisdiction of the Tennessee Public Service Commission as to retail rates, accounts, issuance of securities and in other respects. Since 1992, utilities in Kentucky have had the option to use either a historical test period or a forward-looking test period in rate filings.

    KU's fuel adjustment clause for Kentucky customers, which operates to reflect changes in the cost of fuel in billings to customers, is designed to conform to a general regulation providing for a uniform monthly fuel adjustment clause for all electric utilities in Kentucky subject to the jurisdiction of the PSC. The clause is based on a formula approved by the FERC but with certain modifications, including the exclusion of excess fuel expense attributable to certain forced outages, the filing of fuel procurement documentation, a procedure for billing over and under recoveries of fuel cost fluctuations from the base rate level and provision for periodic public hearings to review past adjustments, to make allowance for any past adjustments found not justified, to disallow any improper expenses and to re-index base rates to include current fuel costs. The fuel adjustment clause mechanism for Virginia customers uses an average fuel cost factor based primarily on projected fuel costs. The fuel cost factor is adjusted annually for the over or under collection of fuel costs from the previous year.

    Rate regulation in Kentucky allows each electric utility, with a PSC-approved environmental compliance plan and environmental surcharge, to recover on a current basis the cost of complying with federal, state or local environmental requirements, including the Federal Clean Air Act as amended, which applies to coal combustion wastes and byproducts from facilities utilized for the production of energy from coal. In 1994, the PSC approved KU's environmental surcharge, which is designed to allow KU to recover compliance related operating expenses and to earn a return on those compliance-related capital expenditures not already included in existing rates through the application of the surcharge each month to customers' bills. Surcharge billings are subject to periodic PSC review of the level of environmental expenditures and reconciliation of previous surcharge billings with actual costs. For additional information regarding the environmental surcharge, including information concerning pending legal
    proceedings,   see  Management's  Discussion  and  Analysis  of  Financial

    Condition and Results of Operations - Environmental Cost Recovery in KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference and Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery," under Item 8.

    Integrated resource planning regulations in Kentucky require KU and the other major utilities to make triennial filings with the PSC, of various historical and forecasted information relating to forecasted load, capacity margins and demand-side management techniques.

    Pursuant to Kentucky law, the PSC has established the boundaries of the service territory or area of each retail electric supplier in Kentucky (including KU), other than municipal corporations, within which each such supplier shall have the exclusive right to render retail electric service.

    The SCC requires each Virginia utility to make annual filings of either a base rate change or an Annual Informational Filing consisting of a set of standard financial schedules. These filings are subject to review by the SCC Staff (Staff). The Staff issues a Staff Report, which includes any findings or recommendations to the SCC relating to the individual utility's financial performance during the historic 12-month period, including previously accepted adjustments. The Staff Report may lead to an adjustment in rates.

    KU is presently exempt from all the provisions of the Public Utility Holding Company Act of 1935, except Section 9(a)(2) thereof (which relates to the acquisition of securities of public utility companies), by virtue of the exemption granted by an order of the Securities and Exchange Commission dated April 19, 1949 and, absent further action by the Commission, by virtue of annual exemption statements filed by KU with the Commission pursuant to Rule 2 prescribed under the Act.

    Competition

    The electric utility industry has been rapidly moving to a less regulated and more competitive environment since the passage of the National Energy Policy Act of 1992 (NEPA). NEPA gave the FERC the authority to order electric utilities to provide wholesale transmission access to independent power producers and other utilities. It also reduced restrictions on the ownership and operation of independent power producers. See Management's Discussion and Analysis of Financial Condition and Results of Operation - Utility Issues - Competition in KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for further discussion of competition.

    In April 1996, the FERC issued two final rules and a new Notice of Proposed Rulemaking (NOPR) to promote competition and deregulation in the wholesale electric market. FERC Order No. 888 (Order 888) addressed both open access transmission service and stranded cost issues. FERC Order No. 889 (Order
    889) required utilities to establish an electronic Open Access Same-Time Information System (OASIS) to share information about available transmission capacity and also required the establishment by each utility of standards of conduct for its transmission system operation. The 1996 NOPR proposes to establish a new system for utilities to use in reserving capacity on their own and other's transmission lines. See Management's Discussion and Analysis of Financial Condition and Results of Operation - Utility Issues - Competition in KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for further discussion of the FERC orders.

    KU is one of 24 utilities in a ten-state region attempting to form the Midwest Independent System Operator (ISO). The primary objectives of the ISO are to advance wholesale competition by ensuring nondiscriminatory open transmission access to all customers and to enhance transmission reliability.

    Cautionary Factors

    See Management's Discussion and Analysis for information concerning forward looking statements. Forward looking statements have been and will be made in written documents and oral presentations of the Company and KU. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. In addition to those forward looking statements and cautionary factors referred to in Management's Discussion and Analysis, forward looking statements in this Form 10-K include those relating to:

     1. The need for franchise agreements.
     2. The comparability of OMU and EEI power costs to generation and other available power.
     3. Maintaining necessary levels of fuel inventory and adequate supplies of coal and gas to avoid operational disruptions.
     4. Availability of coal reserves to supply baseload generating units over their useful lives.
     5. The amount of coal supplied by contract versus spot purchase.
     6. Negotiations of new coal contracts for future coal needs.
     7. KU's portion of EPA remediation plan costs at the Daviess County site.
     8. The Company's future dividend policy.
     9. The percent of total kWh requirements provided by OMU and EEI.
    10. Estimates of future construction expenditures discussed under Item 2 - Properties--Construction.

    All such statements are and will be based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the time the statements are made. When used in the Company's
    or   KU's  documents  or  oral  presentations,  the  words    anticipate,
    estimate, expect, believe and similar expressions are intended to identify forward looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward looking statements, factors that could cause the Company's or KU's actual results to differ materially from those contemplated in any forward looking statements include, among others, those identified in Exhibit 99.06 hereto, which is incorporated herein by reference.

    Item 2.  Properties

    Currently, KU Energy and KU Capital have no significant physical property. KU owns and operates the following electric generating stations:

                                                           Nameplate     Effective
                                                           Rating (KW) Capability (KW)
     Steam:           Ghent           Ghent, Ky               2,226,060       2,000,000
                      Green River     South Carrollton, Ky      263,636         242,000
                      E. W. Brown     Burgin, Ky                739,534         661,000
                      Tyrone          Tyrone, Ky                137,500         136,000
                      Pineville       Four Mile, Ky              37,500          33,000
     Hydro:           Dix Dam &
                      Lock #7         Burgin, Ky                 30,297          24,000
     Gas/Oil Peaking: Haefling        Lexington, Ky              62,100          59,000
                      E.W. Brown      Burgin, Ky                504,000         484,000
                                                              4,000,627       3,639,000

    Substantially all properties are subject to the lien of KU's Mortgage Indenture.

    Construction

    Four 126-MW combustion turbine peaking units have been installed over the past three years. The first peaking unit was placed into commercial operation in late 1994. The second and third units were placed into commercial operation in February 1995 and December 1995, respectively. The fourth unit was placed into commercial operation in May 1996. Total construction expenditures for the years 1997 through 2001 are estimated at $531 million. Such expenditures include an estimated $168 million for generating facilities, $72 million for transmission facilities and $291 million for distribution and general facilities. Included in total construction expenditures for the 1997-2001 period are $95 million for 360 MW of peak generating capacity to be added during 1997-2001. KU has no plans to install baseload generating capacity before 2010. Construction expenditures for the years 1992 through 1996 aggregated about $688 million. See Note 4 of the Notes to Financial Statements, Commitments and Contingencies, under Item 8, for the estimated amounts of construction expenditures for each of the years 1997 through 2001.

    KU   frequently  reviews  its  construction  program  and  construction expenditures, which may be affected by numerous factors, including competition and deregulation, the rate of load growth, changes in construction costs, changes in environmental regulations, least cost planning, the adequacy of rate relief and KU's ability to raise necessary capital. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity & Capital Resources - Capital Requirements in KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference. KU's planned additions to its electric generating capacity are based on future load projections using estimated load growth rates. Consideration is also given to projections by neighboring utilities of their future loads and capacity. However, forecasts of future loads are subject to numerous uncertainties, including economic conditions and effectiveness of energy conservation measures.

    Item 3.  Legal Proceedings

    KU Energy and KU Capital are involved in no material legal proceedings.

    See  Management's  Discussion  and  Analysis  -  Environmental  Matters  -
    Environmental   Cost  Recovery  in  KU  Energy's  1996  Annual  Report  to
    Shareholders (Exhibit 13) incorporated herein by reference and Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery," for a discussion of KU's environmental surcharge legal proceedings.


    Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders of either KU Energy or KU during the three months ended December 31, 1996.

    Executive Officers of KU Energy

                            Current      Positions Held During at Least the
    Name and Age         Positions Held  Last 5 Years

    Michael R. Whitley   Chairman and    Chairman of the Board of KU Energy
    Age 53               President*      since August 1995 and President of
                                         KU Energy since November 1994.
                                         Director of KU Energy since March
                                         1992.  Senior Vice-President from
                                         1988 to November 1994. Secretary
                                         of KU Energy from 1988 to November
                                         1992.

    O. M. Goodlett       Senior Vice-    Senior Vice-President of KU Energy
    Age 49               President*      since November 1994.

    James W. Tipton      Senior Vice-    Senior Vice-President of KU Energy
    Age 53               President       since November 1994.  Senior Vice-
                                         President of Kentucky Utilities
                                         from November 1986 to November
                                         1994.

    George S. Brooks II  General         Corporate Secretary of KU Energy
    Age 46               Counsel and     since November 1992, and General
                         Corporate       Counsel since 1988.
                         Secretary*

    William N. English   Treasurer*      Treasurer of KU Energy since 1988.
    Age 46

    Michael D. Robinson  Controller*     Controller of KU Energy since June
    Age 41                               1990.


    Note:    Officers are elected annually by the Board of Directors.  There is no family relationship between any executive officer and any other executive officer or any director.

    * Certain executive officers of KU may be considered "executive officers" of KU Energy for certain purposes. Identified persons hold positions with the same titles at KU. Refer to KU's listing of executive officers for information concerning positions held during the last five years and information concerning KU executive officers.

    Executive Officers of KU
                             Current      Positions Held During at Least the
    Name and Age          Positions Held  Last 5 Years

    Michael R. Whitley    Chairman and    Chairman of the Board of KU since
    Age 53                President*      August 1995 and President from
                                          November 1994.  Director of KU
                                          since March 1992.  Senior Vice-
                                          President of KU from March 1987 to
                                          November 1994.  Secretary of KU
                                          from July 1978 to November 1992.

    James M. Allison      Senior Vice-    Senior Vice-President of KU since
    Age 43                President**     November 1994.  Vice-President of
                                          KU from February 1993 to November
                                          1994.  President and Chief
                                          Operating Officer of Wheeling
                                          Power Company from October 1989 to
                                          January 1993.

    O. M. Goodlett        Senior Vice-    Senior Vice-President of KU since
    Age 49                President*      November 1992.  Vice-President of
                                          KU from April 1982 to November
                                          1992.

    Wayne T. Lucas        Senior Vice-    Senior Vice-President of KU since
    Age 49                President       November 1994.  Vice President of
                                          KU from November 1986 to November
                                          1994.

    George S. Brooks II   General         Corporate Secretary of KU since
    Age 46                Counsel and     November 1992, and General Counsel
                          Corporate       since January 1988.
                          Secretary*

    Gary E. Blake         Vice-President  Vice-President of KU since
    Age 43                                November 1992.  Western Division
                                          Manager of KU from October 1991 to
                                          November 1992.  Assistant Western
                                          Division Manager of KU from March
                                          1990 to October 1991.

    William E. Casebier   Vice-President  Vice-President of KU since May
    Age 54                                1988.

                             Current      Positions Held During at Least the
    Name and Age          Positions Held  Last 5 Years

    Linda M. DiMascio     Vice-President  Vice-President of KU since
    Age 42                                February 1995. Director of Human
                                          Resources of Tucker Housewares
                                          from September 1994 to February
                                          1995.  Senior Area Coordinator for
                                          U.S. Manufacturing Department of
                                          Mobil Oil Corporation from April
                                          1992 to September 1994.  Assistant
                                          Employee Relations Manager,
                                          Torrance Refinery of Mobil Oil
                                          Corporation from October 1989 to
                                          April 1992.

    Gary L. Hawley        Vice-President  Vice President of KU since January
    Age 48                                1996.  Director of Bulk Power
                                          Planning from November 1986 to
                                          January 1996.

    Robert M. Hewett      Vice-President  Vice-President of KU since January
    Age 49                                1982.

    William N. English    Treasurer*      Treasurer of KU since April 1982.
    Age 46

    Michael D. Robinson   Controller*     Controller of KU since August
    Age 41                                1990.

    John J. Maloy, Jr.    Assistant       Assistant Treasurer of KU since
    Age 42                Treasurer       August 1984.
                                          (Not an Executive Officer)





    Note:    Officers are elected annually by the Board of Directors.  There is no family relationship between any executive officer and any other executive officer or any director.

    * Certain executive officers of KU may be considered "executive officers" of KU Energy for certain purposes. Identified persons hold positions with the same titles at KU Energy.

    ** Mr. Allison resigned effective February 21, 1997. His duties were temporarily assigned to Mr. Goodlett, who also continues as the Company's Chief Financial Officer and Senior Vice-President of Finance and Administration.

                                      PART II
    Item 5. Market  for  Registrant's  Common  Equity  and  Related Stockholder
            Matters

    KU Energy

    KU Energy's common stock is listed on the New York and Pacific stock exchanges under the ticker symbol "KU." Quotes in daily newspapers can be found under the listing "KU Engy."

    The table below sets forth the high and low sales prices and the dividends paid for the Company's common stock for the periods shown.



                                1996                                     1995
                     Dividend            Price              Dividend            Price
    Quarter            Paid          High       Low           Paid          High       Low
      First            $.43         30 5/8    28 5/8            $.42       28 7/8    26 5/8
      Second           $.43         30        28 3/8            $.42       28 3/8    26 1/4
      Third            $.43         30        27                $.42       29 3/8    26
      Fourth           $.43         30 1/2    28 1/8            $.42       30 5/8    28 3/4

    KU Energy's Board has declared a common stock dividend of $.44 per share payable March 14, 1997, to shareholders of record on February 25, 1997.

    As of December 31, 1996, KU Energy had approximately 29,344 common shareholders of record.

    KU has paid cash dividends since 1939. KU Energy expects to continue this policy, although future dividends are dependent on future earnings, capital requirements and financial conditions. The dividend payout ratio (cash dividends as a percentage of net income) was 79% for 1996 and 84% for 1995. See Note 5 of the Notes to Consolidated Financial Statements, Common
    Stock,   in  KU Energy's 1996 Annual Report to Shareholders (Exhibit 13)
    incorporated herein by reference for information regarding dividend restrictions.

    KU

    All of the outstanding common stock of KU is held by KU Energy.

    The following table sets forth the cash distributions (in thousands of dollars) on common stock paid by KU for the periods indicated:


                                     1996          1995
             First Quarter         $16,261       $15,789
             Second Quarter        $16,262       $15,789
             Third Quarter         $16,262       $15,789
             Fourth Quarter        $16,262       $15,883


    See  Note  5  of  the  Notes to Financial Statements,  Common Stock,  under
    Item 8 for information regarding dividend restrictions.


    Item 6.  Selected Financial Data - KU Energy

    Year ended December 31,                  1996      1995       1994      1993       1992
                                                                       (dollars in thousands)
     Operating Revenues:
      Residential                         $ 236,229 $ 232,760  $ 213,574 $ 210,759  $ 194,817
      Commercial                            150,640   151,778    142,207   138,271    133,519
      Industrial                            136,856   130,066    120,043   111,857    102,808
      Mine power                             34,014    36,076     36,498    34,977     36,696
      Public authorities                     56,023    54,161     49,869    48,142     45,570
        Total retail revenues               613,762   604,841    562,191   544,006    513,410
      Sales for resale                       89,208    75,940     89,665    62,463     58,979
      Miscellaneous revenues and other        8,716     5,619      4,157     3,448      3,871
      Provision for refund - litigation
        settlement                                -         -    (19,385)   (3,309)         -
        Total operating revenues            711,686   686,400    636,628   606,608    576,260
     Operating Expenses:
      Fuel used in generation (1)           198,198   189,845    170,654   178,910    168,470
      Electric power purchased               62,490    69,579     61,442    34,711     32,753
      Other operating expenses              125,351   124,044    114,551   106,124     95,109
      Maintenance                            64,170    62,599     66,141    59,458     61,270
      Depreciation                           80,612    75,268     65,441    60,811     58,931
      Federal and state income taxes         50,247    43,426     43,904    47,752     40,992
      Other taxes                            15,049    15,038     14,789    14,357     13,401
        Total operating expenses            596,117   579,799    536,922   502,123    470,926
     Net Operating Income                   115,569   106,601     99,706   104,485    105,334
     Other Income and Deductions              8,203    11,655     11,530    10,362     12,162
     Income Before Interest and
      Other Charges and AFUDC               123,772   118,256    111,236   114,847    117,496
     Interest and Other Charges:
      Interest on long-term debt             37,584    36,095     32,147    31,650     39,571
      Preferred stock dividend
        requirements of Subsidiary            2,256     2,256      2,384     2,558      2,518
      Other interest                          2,120     4,031      2,414     1,249      1,394
        Total interest and other charges     41,960    42,382     36,945    35,457     43,483
     AFUDC                                      137       179      1,585       593        169
     Net Income                           $  81,949 $  76,053  $  75,876 $  79,983  $  74,182

     Earnings per Average Common Share    $    2.17 $    2.01  $    2.01 $    2.11  $    1.96
     Common Stock Data:
      Shares Outstanding - average and
        year-end                             37,818    37,818     37,818    37,818     37,818
     Dividends per Share of
       Common Stock                       $    1.72 $    1.68  $    1.64 $    1.60  $    1.56

     (1)   Amounts  for  1994  and  1993  reflect  reductions  of  $23 million and $4 million, respectively,  associated  with  refunds  to  customers  related  to  a  litigation settlement with a former coal supplier.


   Item 6.  Selected Financial Data - KU Energy
           (continued)

                                           1996        1995       1994        1993        1992
   Assets (in thousands)            $1,726,948   $1,714,974 $1,669,294  $1,573,194  $1,457,100
   Capitalization: (in thousands)
      Bonds                         $  546,330   $  545,830 $  495,830  $  441,830  $  443,330
      Notes                                 43           64         86         107         128
      Unamortized premium on
        long-term debt                       -           86         96         108         519
      Preferred stock                   40,000       40,000     40,000      40,000      40,000
      Common stock equity              645,513      628,611    616,092     602,503     583,319
           Total capitalization     $1,231,886   $1,214,591 $1,152,104  $1,084,548  $1,067,296
   % Total Capitalization
      Represented by:
      Long-term debt                      44.4         44.9       43.0        40.8        41.6
      Preferred stock                      3.2          3.3        3.5         3.7         3.7
      Common stock equity                 52.4         51.8       53.5        55.5        54.7
   Kilowatt-hours Generated,
      Purchased and Sold:
      (in thousands)
      Power generated               16,510,347   15,223,851 15,524,844  14,934,839  13,700,313
      Power purchased                3,165,589    3,254,861  3,066,917   1,926,299   2,032,110
      Power interchanged - net          12,450       (6,569)     2,638       1,556       3,393
           Total                    19,688,386   18,472,143 18,594,399  16,862,694  15,735,816
      Less - losses and company use  1,057,808    1,054,589    998,010   1,066,251     876,862
      Kilowatt-hours sold           18,630,578   17,417,554 17,596,389  15,796,443  14,858,954
      Sales classified:
        Residential                  5,148,364    5,016,012  4,706,058   4,702,697   4,278,098
        Commercial                   3,410,710    3,403,054  3,272,370   3,217,504   3,080,045
        Industrial                   4,107,537    3,850,647  3,641,469   3,409,213   3,093,113
        Mine power                     893,650      926,873    974,233     933,317     977,032
        Public authorities           1,349,948    1,297,913  1,225,668   1,199,893   1,123,494
           Total retail sales       14,910,209   14,494,499 13,819,798  13,462,624  12,551,782
        Sales for resale             3,720,369    2,923,055  3,776,591   2,333,819   2,307,172
           Total                    18,630,578   17,417,554 17,596,389  15,796,443  14,858,954

   Average Number of Customers         456,167      449,144    440,590     432,636     425,403
   Residential Sales (per customer):
      Average kilowatt-hours            13,531       13,377     12,781      12,995      12,007
      Average revenue               $   620.87   $   620.75 $   580.05  $   582.41  $   546.80
   System Capability - Megawatts:
      KU's plants                        3,639        3,509      3,265       3,164       3,163
      Purchased contracts                  393          394        540         365         293
        Total system capability          4,032        3,903      3,805       3,529       3,456
   Net System Maximum Demand -
      Megawatts                          3,391        3,341      3,127       3,176       2,845
   Load Factor (%)                        59.3         58.7       59.8        57.7        59.4
   Heat Rate (BTU per KWH) (1)          10,351       10,377     10,306      10,367      10,344

   Fuel - Average Cost per Ton (1)  $    27.68   $    28.49 $    28.84  $    28.31  $    27.88
   Average Cost per Million BTU (1) $     1.14   $     1.18 $     1.19  $     1.17  $     1.18

   (1) Based on coal consumed

    Item 6.  Selected Financial Data - KU

    Year ended December 31,                   1996       1995       1994       1993       1992
                                                                                (in thousands)
    Operating Revenues:
      Residential                         $ 236,229 $ 232,760  $ 213,574 $ 210,759  $ 194,817
      Commercial                            150,640   151,778    142,207   138,271    133,519
      Industrial                            136,856   130,066    120,043   111,857    102,808
      Mine power                             34,014    36,076     36,498    34,977     36,696
      Public authorities                     56,023    54,161     49,869    48,142     45,570
        Total retail revenues               613,762   604,841    562,191   544,006    513,410
      Sales for resale                       89,208    75,940     89,665    62,463     58,979
      Miscellaneous revenues and other        8,741     5,649      4,181     3,428      3,432
      Provision for refund -
        litigation settlement                     -         -    (19,385)   (3,309)         -
        Total operating revenues            711,711   686,430    636,652   606,588    575,821
    Operating Expenses:
      Fuel used in generation (1)           198,198   189,845    170,654   178,910    168,470
      Electric power purchased               62,490    69,579     61,442    34,711     32,753
      Other operating expenses              122,872   121,426    112,712   104,930     93,915
      Maintenance                            64,161    62,592     66,134    59,451     61,118
      Depreciation                           80,424    75,080     65,259    60,800     58,849
      Federal and state income taxes         51,452    44,670     44,683    48,178     41,489
      Other taxes                            14,777    14,694     14,582    14,347     13,359
        Total operating expenses            594,374   577,886    535,466   501,327    469,953
    Net Operating Income                    117,337   108,544    101,186   105,261    105,868
    Other Income and Deductions               8,377     8,235      9,299     8,331     11,226
    Income Before Interest Charges
      and AFUDC                             125,714   116,779    110,485   113,592    117,094
    Interest Charges:
      Interest on long-term debt             37,584    36,095     32,147    31,650     39,571
      Other interest                          2,104     4,021      2,411     1,249      1,394
        Total interest charges               39,688    40,116     34,558    32,899     40,965
    AFUDC                                       137       179      1,585       593        169
    Net Income                            $  86,163 $  76,842  $  77,512 $  81,286  $  76,298
    Preferred Stock Dividend
      Requirements                            2,256     2,256      2,384     2,558      2,518
    Net Income Applicable to Common
      Stock                               $  83,907 $  74,586  $  75,128 $  78,728  $  73,780
    Common Dividends                      $  65,047 $  63,250  $  61,644 $  60,509  $ 108,996

    (1) Amounts  for  1994  and  1993  reflect  reductions  of  $23  million  and $4 million, respectively, associated with refunds to customers related to a litigation settlement with a former coal supplier.

   Item 6.  Selected Financial Data - KU
           (continued)

                                          1996        1995        1994        1993        1992
   Assets (in thousands)            $1,673,055   $1,659,988 $1,618,100  $1,523,274  $1,408,453
   Capitalization: (in thousands)
      Bonds                         $  546,330   $  545,830 $  495,830  $  441,830  $  443,330
      Notes                                 43           64         86         107         128
      Unamortized premium on
        long-term debt                       -           86         96         108         519
      Preferred stock                   40,000       40,000     40,000      40,000      40,000
      Preferred stock with mandatory
        redemption                           -            -          -           -           -
      Common stock equity              595,397      576,537    565,201     552,106     534,073
           Total capitalization     $1,181,770   $1,162,517 $1,101,213  $1,034,151  $1,018,050
   % Total Capitalization
      Represented by:
      Long-term debt                      46.2         47.0       45.1        42.7        43.6
      Preferred stock                      3.4          3.4        3.6         3.9         3.9
      Common stock equity                 50.4         49.6       51.3        53.4        52.5
   Kilowatt-hours Generated,
      Purchased and Sold:
      (in thousands)
      Power generated               16,510,347   15,223,851 15,524,844  14,934,839  13,700,313
      Power purchased                3,165,589    3,254,861  3,066,917   1,926,299   2,032,110
      Power interchanged - net          12,450       (6,569)     2,638       1,556       3,393
           Total                    19,688,386   18,472,143 18,594,399  16,862,694  15,735,816
      Less - losses and company use  1,057,808    1,054,589    998,010   1,066,251     876,862
      Kilowatt-hours sold           18,630,578   17,417,554 17,596,389  15,796,443  14,858,954
      Sales classified:
        Residential                  5,148,364    5,016,012  4,706,058   4,702,697   4,278,098
        Commercial                   3,410,710    3,403,054  3,272,370   3,217,504   3,080,045
        Industrial                   4,107,537    3,850,647  3,641,469   3,409,213   3,093,113
        Mine power                     893,650      926,873    974,233     933,317     977,032
        Public authorities           1,349,948    1,297,913  1,225,668   1,199,893   1,123,494
           Total retail sales       14,910,209   14,494,499 13,819,798  13,462,624  12,551,782
        Sales for resale             3,720,369    2,923,055  3,776,591   2,333,819   2,307,172
           Total                    18,630,578   17,417,554 17,596,389  15,796,443  14,858,954

   Average Number of Customers         456,167      449,144    440,590     432,636     425,403
   Residential Sales (per customer):
      Average kilowatt-hours            13,531       13,377     12,781      12,995      12,007
      Average revenue               $   620.87   $   620.75 $   580.05  $   582.41  $   546.80
   System Capability - Megawatts:
      KU's plants                        3,639        3,509      3,265       3,164       3,163
      Purchased contracts                  393          394        540         365         293
        Total system capability          4,032        3,903      3,805       3,529       3,456
   Net System Maximum Demand -
      Megawatts                          3,391        3,341      3,127       3,176       2,845
   Load Factor (%)                        59.3         58.7       59.8        57.7        59.4

   Heat Rate (BTU per KWH) (1)          10,351       10,377     10,306      10,367      10,344
   Fuel - Average Cost per Ton(1)   $    27.68   $    28.49 $    28.84  $    28.31  $    27.88
   Average Cost per Million BTU(1)  $     1.14   $     1.18 $     1.19  $     1.17  $     1.18

   (1) Based on coal consumed

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


  The information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operation is combined for KU Energy and KU on pages 14 through 19 of KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) and is incorporated herein by reference.



  Item 8.  Financial Statements and Supplementary Data

                                    KU ENERGY


  The financial statements and supplementary data on pages 20 through 33 of KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) are incorporated herein by reference.




                                       KU

                                                                       Page(s)


  Index to Financial Statements and Supplementary Data:

       Report of Independent Public Accountants                            23
       Statements of Income and Retained Earnings                          24
       Statements of Cash Flows                                            25
       Balance Sheets                                                      26
       Statements of Capitalization                                        27
       Notes to Financial Statements                                    28-38
       Supplemental Quarterly Financial Information                        39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To Kentucky Utilities Company:


  We   have  audited  the  accompanying  balance  sheets  and  statements  of capitalization of Kentucky Utilities Company (a Kentucky and Virginia corporation) as of December 31, 1996 and 1995, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of Kentucky Utilities Company. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       /s/Arthur Andersen LLP
                                       Arthur Andersen LLP


  Chicago, Illinois
  January 28, 1997

   Statements of
   Income and
   Retained
   Earnings
                                   Kentucky Utilities Company


   Year Ended December 31, (in thousands of dollars)       1996          1995          1994
   Operating Revenues                                 $  711,711   $  686,430   $   636,652
   Operating Expenses:
      Fuel, principally coal, used in generation         198,198      189,845       170,654
      Electric power purchased                            62,490       69,579        61,442
      Other operating expenses                           122,872      121,426       112,712
      Maintenance                                         64,161       62,592        66,134
      Depreciation                                        80,424       75,080        65,259
      Federal and state income taxes                      51,452       44,670        44,683
      Other taxes                                         14,777       14,694        14,582
        Total Operating Expenses                         594,374      577,886       535,466
   Net Operating Income                                  117,337      108,544       101,186
   Other Income and Deductions:
      Interest and dividend income                         1,733        2,838         4,295
      Other income and deductions - net                    6,710        5,467         6,098
        Total Other Income and Deductions                  8,443        8,305        10,393
   Income Before Interest Charges                        125,780      116,849       111,579

   Interest Charges:
      Interest on long-term debt                          37,584       36,095        32,147
      Other interest charges                               2,033        3,912         1,920
        Total Interest Charges                            39,617       40,007        34,067

   Net Income                                             86,163       76,842        77,512
   Preferred Stock Dividend Requirements                   2,256        2,256         2,384
   Net Income Applicable to Common Stock              $   83,907   $   74,586   $    75,128


   Retained Earnings Beginning of Year                $  268,992   $  257,656   $   244,429
   Add Net Income                                         86,163       76,842        77,512
                                                         355,155      334,498       321,941
   Deduct:
      Dividends on preferred stock                         2,256        2,256         2,384
      Dividends on common stock                           65,047       63,250        61,644
      Preferred stock redemption expense                       -            -           257
                                                          67,303       65,506        64,285
   Retained Earnings End of Year                      $  287,852   $  268,992   $   257,656


   The accompanying Notes to Financial Statements are an integral part of these statements.

    Statements of
    Cash Flows
                                     Kentucky Utilities Company

    Year Ended December 31, (in thousands of dollars)         1996         1995          1994

    Cash Flows from Operating Activities:

      Net income                                       $    86,163   $    76,842  $    77,512
      Items not requiring (providing) cash currently:
        Depreciation                                        80,424        75,080       65,259
        Deferred income taxes                                3,750        15,502       (1,559)
        Investment tax credit deferred                      (4,013)       (4,095)      (4,110)
        Changes in current assets and liabilities:
           Change in accounts receivable                    (1,111)       (7,759)        (255)
           Change in accounts payable                       (9,040)      (11,517)       5,511
           Change in liability to ratepayers                (6,599)         (310)     (29,958)
           Change in escrow funds                            6,599           312       30,841
           Change in other current assets and liabilities    6,923          (511)      (8,116)
        Other - net                                          8,701         5,515        6,839

    Net Cash Provided by Operating Activities              171,797       149,059      141,964

    Cash Flows from Investing Activities:

      Construction expenditures - utility                 (106,503)     (124,515)    (193,344)
      Other                                                    178          (119)         371

    Net Cash Used by Investing Activities                 (106,325)     (124,634)    (192,973)

    Cash Flows from Financing Activities:

      Short-term borrowings - net                           (1,400)      (20,700)      76,300
      Issuance of long-term debt                            35,666        49,288       53,305
      Funds deposited with trustee - net                     3,779        15,100           95
      Retirement of long-term debt, including premiums     (36,192)          (21)         (21)
      Retirement of preferred stock, including premiums          -             -      (20,302)
      Payment of dividends                                 (67,303)      (65,506)     (64,089)

    Net Cash Provided (Used) by Financing Activities       (65,450)      (21,839)      45,288

    Net Increase (Decrease) in Cash and Cash Equivalents        22         2,586       (5,721)

    Cash and Cash Equivalents Beginning of Year              5,697         3,111        8,832

    Cash and Cash Equivalents End of Year              $     5,719   $     5,697  $     3,111

    Supplemental Disclosures
    Cash paid for:
      Interest                                         $    36,729   $    37,961  $    31,864
      Income Taxes                                     $    47,539   $    31,974  $    45,270

   The accompanying Notes to Financial Statements are an integral part of these statements.

    Balance
    Sheets                           Kentucky Utilities Company


    As of December 31, (in thousands of dollars)                         1996           1995
    Assets
    Utility Plant:
       Plant in service, at cost                                  $  2,482,812  $  2,394,018
       Less:  Accumulated depreciation                               1,067,911       997,366
                                                                     1,414,901     1,396,652
       Construction work in progress                                    63,435        61,410
            Total Utility Plant                                      1,478,336     1,458,062
    Current Assets:
       Cash and cash equivalents                                         5,719         5,697
       Escrow funds - coal contract litigation                               -         6,599
       Construction funds held by trustee                                    -         3,743
       Accounts receivable, net of allowance
            for doubtful accounts                                       50,582        49,471
       Accrued utility revenues                                         24,239        27,900
       Fuel, principally coal, at average cost                          30,895        29,438
       Plant materials and operating supplies, at average cost          21,656        23,064
       Other                                                             7,486         8,121
            Total Current Assets                                       140,577       154,033
    Other Assets:
       Unamortized loss on reacquired debt                              10,838        11,304
       Other                                                            43,304        36,589
            Total Other Assets                                          54,142        47,893
            Total Assets                                          $  1,673,055  $  1,659,988

    Capitalization and Liabilities
    Capitalization: (See Statements of Capitalization)
       Common stock equity                                        $    595,397  $    576,537
       Preferred stock                                                  40,000        40,000
       Long-term debt                                                  546,373       545,980
            Total Capitalization                                     1,181,770     1,162,517
    Current Liabilities:
       Long-term debt due within one year                                   21            21
       Short-term borrowings                                            54,200        55,600
       Accounts payable                                                 28,960        38,000
       Accrued interest                                                  8,048         7,556
       Accrued taxes                                                     5,383         5,201
       Customer deposits                                                 8,746         6,876
       Accrued payroll and vacations                                     9,862         8,706
       Liability to ratepayers - coal contract litigation                    -         6,599
       Other                                                             5,728         6,752
            Total Current Liabilities                                  120,948       135,311
    Other Liabilities:
       Accumulated deferred income taxes                               238,542       231,717
       Accumulated deferred investment tax credits                      30,167        34,180
       Regulatory tax liability                                         54,388        57,726
       Other                                                            47,240        38,537
            Total Other Liabilities                                    370,337       362,160
            Total Capitalization and Liabilities                  $  1,673,055  $  1,659,988

   The accompanying Notes to Financial Statements are an integral part of these statements.

    Statements of
    Capitalization
                                     Kentucky Utilities Company

    As of December 31, (in thousands of dollars)                           1996           1995

    Common Stock Equity:
        Common stock, without par value,
           outstanding 37,817,878 shares                              $   308,140   $  308,140
        Capital stock expense and other                                      (595)        (595)
        Retained earnings                                                 287,852      268,992
           Total Common Stock Equity                                      595,397      576,537

    Preferred Stock, cumulative, without par value, $100 stated value
        4 3/4%, outstanding 200,000 shares                                 20,000       20,000
        6.53%, outstanding 200,000 shares                                  20,000       20,000
           Total Preferred Stock                                           40,000       40,000

    Long-Term Debt:
        First Mortgage Bonds:
           5.95%  Series Q, due June 15, 2000                              61,500       61,500
           7 3/8% Series K, due December 1, 2002                                -       35,500
           6.32%  Series Q, due June 15, 2003                              62,000       62,000
           5.99%  Series S, due January 15, 2006                           36,000            -
           7.92%  Series P, due May 15, 2007                               53,000       53,000
           7.55%  Series R, due June 1, 2025                               50,000       50,000
           8.55%  Series P, due May 15, 2027                               33,000       33,000
                                                                          295,500      295,000
        First Mortgage Bonds, Pollution Control Series:

           7 3/8% Pollution Control Series 7, due May 1, 2010               4,000        4,000
           7.45%  Pollution Control Series 8, due September 15, 2016       96,000       96,000
           6 1/4% Pollution Control Series 1B, due February 1, 2018        20,930       20,930
           6 1/4% Pollution Control Series 2B, due February 1, 2018         2,400        2,400
           6 1/4% Pollution Control Series 3B, due February 1, 2018         7,200        7,200
           6 1/4% Pollution Control Series 4B, due February 1, 2018         7,400        7,400
           7.60%  Pollution Control Series 7, due May 1, 2020               8,900        8,900
           5 3/4% Pollution Control Series 9, due December 1, 2023         50,000       50,000
           Variable Rate Pollution Control Series 10, due
            November 1, 2024                                               54,000       50,800
           Variable Rate County of Carroll, Kentucky, Collateralized
            Solid Waste Disposal Facility Revenue Bonds, due
            November 1, 2024                                                    -        3,200
                                                                          250,830      250,830
             Total First Mortgage Bonds                                   546,330      545,830

        Unamortized premium                                                     -           86
        8% secured note, due January 5, 1999 (net of current maturity)         43           64
           Total Long-Term Debt                                           546,373      545,980
           Total Capitalization                                       $ 1,181,770   $1,162,517

   The accompanying Notes to Financial Statements are an integral part of these statements.

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company

   1.  Summary of Significant Accounting Policies

   General

   Kentucky Utilities Company (KU) is the principal subsidiary of KU Energy Corporation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from
   those  estimates.    Certain  amounts  from  prior  periods  have  been
   reclassified to conform with the current year presentation.

   KU is a public utility engaged in producing, transmitting and selling electric energy. KU provides electric service to about 432,900 customers in over 600 communities and adjacent suburban and rural areas in 77 counties in central, southeastern and western Kentucky and to about 28,800 customers in 5 counties in southwestern Virginia.

   Regulation

   KU is exempt from regulation as a registered holding company under the Public Utility Holding Company Act of 1935. KU is subject to regulation by the Kentucky Public Service Commission (PSC), the Virginia State Corporation Commission (SCC) and the Federal Energy Regulatory Commission
   (FERC). With respect to accounting matters, KU maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. KU's accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of the ratemaking process. Other than the unamortized loss on reacquired debt, KU's regulatory assets are immaterial.

   Utility Plant

   Utility plant is stated at the original cost of construction. The cost of repairs of property units and replacements of minor items is charged to maintenance expense as incurred. Property unit replacements are capitalized and the depreciation reserve is charged with the cost, less net salvage, of units retired.

   Depreciation

   Provision for depreciation of utility plant is based on straight-line composite rates applied to the cost of depreciable property. The rates approximated 3.5% in 1996 and 1995 and 3.4% in 1994.

   Cash and Cash Equivalents

   For purposes of reporting cash flows, KU considers highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company

   KU utilizes a cash management mechanism that funds certain bank accounts for checks as they are presented to those banks. KU classified checks written but not presented to those banks, which amounted to $6.1 million and $10.5 million at December 31, 1996 and 1995, respectively, in accounts payable.

   Financial Instruments

   KU's temporary cash investments are classified as held-to-maturity and are reported under the caption "Cash and cash equivalents" on the Balance Sheet.

   Stock-Based Compensation

   KU   adopted  Statement  of  Financial  Accounting  Standards  No.  123,
   "Accounting for Stock-Based Compensation," in 1996 by continuing to account for stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If KU had recognized compensation expense for awards under its stock-based compensation plan according to the new standard, net income and earnings per share for the year ended 1996, 1995 and 1994 would not have been materially different from amounts recorded.

   Unamortized Loss on Reacquired Debt

   KU defers costs (primarily call premiums) arising from the reacquisition or retirement of long-term debt. Costs related to refinanced debt are amortized over the lives of the new debt issues. Costs related to retired debt not refinanced are amortized over the period to the scheduled maturity of the retired debt.

   Operating Revenues and Fuel Costs

   Revenues are recorded based on services rendered to customers. KU accrues an estimate of revenues for electric service furnished from the meter reading dates to the end of each accounting period. Cost of fuel used in electric generation is charged to expense as the fuel is consumed. Fuel adjustment clauses adjust operating revenues for changes in the level of fuel costs charged to expense. An environmental surcharge for Kentucky retail customers, implemented in August 1994, permits the utility to recover certain ongoing operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the Federal Clean Air Act as amended. See Note 9 of the Notes to Financial Statements, "Environmental Cost Recovery," for an update of environmental surcharge legal proceedings.

   Pursuant to regulatory orders, KU had been refunding fuel cost savings related to the resolution of a coal contract dispute. Refunds were made to Virginia retail customers during the period August 1993 through June 1994. Refunds were made to wholesale customers under the jurisdiction of the FERC in lump sum payments in September 1993. Refunds to Kentucky retail customers commenced in July 1994. Pursuant to

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company

   legislation adopted in 1996, KU paid the remaining balance of unclaimed Kentucky retail customer refunds to the Kentucky Workers' Compensation Funding Commission to pay certain workers compensation benefits.

   By virtue of the legislation, KU's payment of the unclaimed refunds to the State released KU from any future liability to customers relating to such refunds. The legislation also preserved the rights of ratepayers entitled to claim a refund who have not yet done so and authorized the Funding Commission to honor future refund claims using any funds available.

   Operating revenues and fuel expense for 1994 were reduced by $19.4 million and $23.1 million, respectively, resulting from the above-mentioned refunds. The refunds had no impact on operating revenues or fuel expense for 1995 or 1996. The difference between the reduction in operating revenues and the reduction in fuel expense is attributable to incurred litigation costs, fuel cost savings related to opportunity sales and costs incurred to administer the refund plan. These amounts were retained by KU pursuant to regulatory orders.

   Income Taxes

   KU establishes deferred tax assets and liabilities, as appropriate, for all temporary differences, and adjusts deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. Investment tax credits resulted from provisions of the tax law which permitted a reduction of KU's tax liability based on certain construction expenditures. Such credits have been deferred in the accounts and are being amortized as reductions in income tax expense over the life of the related property. Because of rate regulation, changes in tax rates are deferred and amortized as the temporary differences reverse.

   2.  Income Taxes

   KU is included in the consolidated federal tax return of its parent company, KU Energy. Income taxes are allocated to the individual companies, including KU, based on their respective taxable income or loss.

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company


   The accumulated deferred income taxes as set forth in the Balance Sheet arise from the following temporary differences:

   As of December 31, (in thousands of dollars)                        1996         1995

    Deferred Tax Assets:
      Unamortized investment tax credit and other property
        related differences                                         $ 29,294     $ 31,667

      Other                                                           20,583       15,990
      Less:  Amounts included in current assets                        4,723        4,985
                                                                      45,154       42,672

    Deferred Tax Liabilities:
      Accelerated depreciation and other property
        related differences                                          278,036      268,203
      Other                                                            5,660        6,186
                                                                     283,696      274,389

    Net accumulated deferred income tax liability                   $238,542     $231,717

    The components of income tax expense are as follows:

    Year Ended December 31, (in thousands of dollars)         1996          1995         1994

    Income taxes charged to Operating Income:
    Current   - federal                                   $ 35,656      $ 23,597     $ 37,058
              - state                                        7,387         5,134        8,812
                                                            43,043        28,731       45,870
    Deferred  - federal                                      5,510        12,165       (1,114)
              - state                                        2,899         3,845           13
                                                             8,409        16,010       (1,101)
    Deferred investment tax credit                               -           (71)         (86)
                                                            51,452        44,670       44,683

    Income taxes charged to Other Income and Deductions:
    Current   - federal                                      3,565           854        1,537
              - state                                          861           190          344
                                                             4,426         1,044        1,881
    Deferred  - federal                                     (3,665)         (406)        (365)
              - state                                         (994)         (102)         (93)
                                                            (4,659)         (508)        (458)
    Amortization of deferred investment tax credit          (4,013)       (4,024)      (4,024)
                                                            (4,246)       (3,488)      (2,601)
    Total income tax expense                              $ 47,206      $ 41,182     $ 42,082

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company

   KU's effective income tax rate, determined by dividing income taxes by the sum of such taxes and net income, was 35.4% in 1996, 34.9% in 1995 and 35.2% in 1994. The difference between the effective rate and the statutory federal income tax rate is attributable to the following factors:

   Year Ended December 31, (in thousands of dollars)        1996          1995          1994

    Federal income tax computed at 35%                 $    46,679   $    41,308  $    41,858
    Add (Deduct):
    State income taxes, net of federal
      income tax benefit                                     6,599         5,894        5,899
    Amortization of deferred investment tax credit          (4,013)       (4,095)      (4,110)
    Other, net                                              (2,059)       (1,925)      (1,565)
    Total income tax expense                           $    47,206   $    41,182  $    42,082

    3.  Retirement Benefits

   Pensions

   KU   has  a  noncontributory  defined  benefit  pension  plan  covering substantially all of its employees. Benefits under this plan are based on years of service, final average base pay and age at retirement. KU's funding policy is to make such contributions as are necessary to finance the benefits provided under the plan. KU's contributions meet the funding standards set forth in the Employee Retirement Income Security Act of 1974. The plan assets consist primarily of common stocks, corporate bonds and U.S. Government Securities.

   KU also has a Supplemental Security Plan for certain management personnel. Retirement benefits under this plan are based on years of service, earnings and age at retirement. The plan has no advance funding. Benefit payments are made to retired employees or their beneficiaries from the general assets of KU.

   The reconciliation of the funded status of the retirement plans and the pension liability recorded by KU is as follows:

   As of December 31, (in thousands of dollars)                         1996           1995

    Fair value of plan assets                                      $  191,778     $   179,203
    Projected benefit obligation                                     (194,874)       (183,795)
    Plan assets less than projected benefit obligation                 (3,096)         (4,592)
    Unrecognized net (gain)/loss from past
       experience different than that assumed                         (12,448)         (5,907)
    Unrecognized prior service cost                                     3,990           4,344
    Unrecognized net asset                                             (1,500)         (1,649)
    Regulatory effect recorded                                            201          (1,634)
    Pension liability                                              $  (12,853)    $    (9,438)

    Accumulated benefit obligation (including vested benefits
       of $147,103 and $139,250, respectively)                     $  149,814     $   141,531


   Notes to
   Financial
   Statements
                           Kentucky Utilities Company

   Components of Net Pension Cost:

    Year Ended December 31, (in thousands of dollars)       1996          1995          1994

    Service cost (benefits earned during the period)    $   6,399     $   6,060    $   6,017
    Interest cost on projected benefit obligation          13,856        13,560       12,366
    Actual return on plan assets                          (20,798)      (27,064)      (3,723)
    Net amortization and deferral                           6,568        14,608       (8,765)
    Regulatory effect recorded                             (1,835)       (1,595)      (1,916)
    Net pension cost                                    $   4,190     $   5,569    $   3,979

    Assumptions Used in Determining Actuarial Valuations:
                                                          1996            1995          1994
    Weighted average discount rate used to
      determine the projected benefit obligation          7.75%          7.75%         8.25%

       Rate of increase for compensation levels (1)       4.75%          4.75%         5.50%

    Weighted average expected long-term rate
      of return on assets                                 8.25%          8.25%         8.25%

    (1) 4.75%,  4.75%,  and  6.00%,  respectively,  used  for  the  Supplemental  Security Plan valuation.

   Other Postretirement Benefits

   KU provides certain health care and life insurance benefits to eligible retired employees and their dependents. KU accrues, during the years that the employee renders service, the expected cost of providing these benefits for retired employees, their beneficiaries and covered
   dependents.    The  postretirement  health  care plan is contributory for employees who retired after December 31, 1992, with retiree contributions indexed annually based upon the experience of retiree medical expenses
   for the preceding year.   Pre-1993  retirees  are  not  required  to
   contribute to the plan. KU's employees become eligible for retiree medical benefits after 15 years of service and attainment of age 55. The life insurance plan is noncontributory and is based on compensation levels prior to retirement.

   In 1993, KU began funding, in addition to current requirements for benefit payments, the maximum tax-favored amount allowed through certain tax deductible funding vehicles. KU anticipates making similar funding decisions in future years, but will consider and make such funding decisions on the basis of tax, regulatory and other relevant conditions in effect at such times. The plan assets consist primarily of equity investments.

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company


   The   reconciliation  of  the  funded  status  of  the  plans  and  the postretirement benefit liability recorded by KU is as follows:

   As of December 31, (in thousands of dollars)                   1996                  1995
    Accumulated postretirement benefit obligation:
      Retirees                                              $   (29,313)          $   (28,575)
      Fully eligible active plan participants                    (8,678)               (8,250)
      Other active plan participants                            (28,528)              (26,831)
                                                                (66,519)              (63,656)
    Plan assets at fair value                                    13,322                10,427
    Accumulated postretirement benefit obligation
      in excess of plan assets                                  (53,197)              (53,229)
    Unrecognized net (gain)/loss from past
      experience different from that assumed                    (20,029)              (18,773)
    Unrecognized transition obligation                           53,460                56,801
    Accrued postretirement benefit liability                $   (19,766)          $   (15,201)

   Components of the net periodic postretirement benefit cost are as follows:

   Year Ended December 31, (in thousands of dollars)       1996          1995           1994
    Service cost (benefits attributed to service
      during the period)                              $    1,859    $    1,918    $     2,105
    Interest cost on accumulated postretirement
      benefit obligation                                   4,751         4,926          4,926
    Actual return on plan assets                          (1,633)       (1,722)           (80)
    Net amortization and deferral                            103           792           (118)
    Amortization of transition obligation                  3,341         3,341          3,341
    Regulatory effect recorded                                 -             -            689
    Net periodic postretirement benefit cost          $    8,421    $    9,255    $    10,863

    Assumptions Used in Determining Actuarial Valuations:   1996          1995           1994
    Weighted average discount rate used to
      determine the projected benefit obligation           7.75%         7.75%          8.25%

    Rate of increase for compensation levels               4.75%         4.75%          5.50%

    Weighted average expected long-term rate of
      return on assets                                     8.00%         8.00%          8.25%

   For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1997. The health care cost trend rate is assumed to decrease gradually to 4.75% through 2003 and remain at that level thereafter over the projected payout period of the benefits. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $10.4 million (16%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $1.2 million (19%).

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company


   4.  Commitments and Contingencies

   The effects of certain commitments made by KU are estimated below:

   (in thousands of dollars)   1997       1998        1999       2000      2001    1997-2001
    Estimated Construction
     Expenditures           $ 89,700   $ 98,300   $ 114,300  $ 113,700  $115,200   $  531,200
    Estimated Contract
     Obligations:
      Fuel                   142,200     86,500      48,300      6,600         -      283,600
      Purchased power         31,600     30,400      29,000     28,000    30,600      149,600
      Operating leases         2,800      2,800       2,700      2,700     2,700       13,700
    First Mortgage Bond
     Maturities:
      Series Q              $      -   $      -   $       -  $  61,500  $      -   $   61,500


   Construction Program

   KU frequently reviews its construction program and may revise its projections of related expenditures based on revisions to its estimated load growth and projections of its future load.

   See Management's Discussion and Analysis - Construction Requirements in KU Energy's 1996 Annual Report to Shareholders (Exhibit 13) incorporated herein by reference for a discussion of future construction expenditures including those relating to construction of peaking units.

   Coal Supply

   Obligations under KU's coal purchase contracts are stated at prices effective January 1, 1997, and are subject to changes as defined by the terms of the contracts.

   Purchased Power

   KU  has  purchase  power  arrangements with Owensboro Municipal Utilities
   (OMU), Electric Energy, Inc. (EEI), and other parties. Under the OMU agreement, which expires on January 1, 2020, KU purchases, on an economic basis, all of the output of a 400-MW generating station not required by
   OMU. The amount of purchased power available to KU during 1997-2001, which is expected to be approximately 8% of KU's total kWh requirements, is dependent upon a number of factors including the units' availability, maintenance schedules, fuel costs and OMU requirements. Payments are based on the total costs of the station allocated per terms of the OMU agreement, which generally follows delivered kWh. Included in the total costs is KU's proportionate share of debt service requirements on $192.9 million of OMU bonds outstanding at December 31, 1996. The debt service is allocated to KU based on its annual allocated share of capacity, which averaged approximately 48% in 1996.

   KU has a 20% equity ownership in EEI, which is accounted for on the equity method of accounting. KU's entitlement is 20% of the available

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company

   capacity of a 1,000-MW station. Payments are based on the total costs of the station allocated per terms of an agreement among the owners, which generally follows delivered kWh.

   KU has several other contracts for purchased power during 1997-2001 of various MW capacities and for varying periods with a maximum entitlement at any time of 282 MW.

   Credit Arrangements

   KU has aggregate bank lines of credit of $60 million, all of which remained unused at December 31, 1996. All of these credit lines expire in December 1999. In support of these lines of credit, KU compensates the banks by paying a commitment fee.

   5.  Common Stock

   KU is subject to restrictions applicable to all corporations under Kentucky and Virginia law on the use of retained earnings for cash dividends on common stock, as well as those contained in its Mortgage Indenture and Articles of Incorporation. At December 31, 1996, there were no restricted retained earnings.

   6.  Preferred and Preference Stock

   Each series of preferred stock is redeemable at the option of KU upon 30 days' written notice as follows:


                            Redemption Price per Share
    Series                  (plus accrued and unpaid dividends, if any)
    4 3/4%                  $101.00

    6.53%                   (Not redeemable prior to December 1, 2003.)
                            $103.265 through November 30, 2004, decreasing approximately $.33 each twelve months thereafter to $100 on or after December 1, 2013.

   As  of  December  31, 1996, there were 5.3 million shares of KU preferred
   stock,   having  a  maximum  aggregate  stated  value  of  $200  million, authorized for issuance, of which 400,000 shares were outstanding.

   As of December 31, 1996, there were 2 million shares of KU Preference Stock without par value, authorized for issuance.

   7.  Short-Term and Long-Term Debt

   KU's short-term financing requirements are satisfied through the sale of commercial paper. The weighted average interest rate on the year-end balance was 6.17% for 1996 and 5.83% for 1995.

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company

   In 1994, KU entered into a loan agreement with the County of Carroll, Kentucky to finance the construction of solid waste disposal facilities. The County of Carroll issued $54 million of variable rate revenue bonds, with the proceeds held in a construction fund. In 1994, 1995 and 1996, KU drew down $35.7 million, $15.1 million and $3.2 million, respectively, relating to these bonds. Kentucky Utilities Pollution Control Series 10 Bonds are issued under KU's Mortgage Indenture.

   Under the provisions for the variable rate revenue bonds, KU can choose between various interest rate options. Currently, the daily interest rate option is being utilized. The average annual interest rate on the bonds during 1996 and 1995 was 3.53% and 3.95%, respectively. The variable rate bonds are subject to tender for purchase at the option of the holder and to mandatory tender for purchase upon the occurrence of certain events. If tendered bonds are not remarketed, KU has available lines of credit which may be used to repurchase the bonds.

   In January 1996, KU issued $36 million of Series S First Mortgage Bonds which bear interest at 5.99% and will mature January 15, 2006. The proceeds were used to redeem $35.5 million of Series K First Mortgage Bonds.

   Substantially all of KU's utility plant is pledged as security for the first mortgage bonds.


   8.  Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   The carrying values of cash and cash equivalents, escrow funds, construction funds, short-term borrowings, commercial paper and customer deposits approximate fair value because of the short maturity of these amounts.

   Long-term debt fair values are based on quoted market prices for KU's first mortgage bonds and on current rates available to KU for debt of the same remaining maturities for KU's pollution control bonds and promissory note. The carrying value of long-term debt on December 31, 1996 and 1995 was $546 million and $546 million, respectively, and the estimated fair value was $587 million and $594 million, respectively.

   If the difference between fair value and carrying value of KU's long-term debt were settled at amounts approximating those above, the anticipated regulatory treatment (based on the current regulatory environment) would allow recovery of these amounts in rates over a prescribed amortization period. Accordingly, any settlement would not have a material impact on KU's financial position or results of operations.

   Notes to
   Financial
   Statements
                           Kentucky Utilities Company

   9. Environmental Cost Recovery

   Since August 1994, KU has been collecting an environmental surcharge from its Kentucky retail customers under a Kentucky statute which authorizes electric utilities (including KU) to implement, beginning January 1, 1993, an environmental surcharge. The surcharge is designed to recover certain operating and capital costs of compliance with federal, state or local environmental requirements associated with the production of energy from coal, including the Federal Clean Air Act as amended. KU's environmental surcharge was approved by the PSC in July 1994 and was implemented in August 1994. The total surcharge collections from August 1, 1994 through December 31, 1996 were approximately $40 million.

   The constitutionality of the surcharge statute was challenged in the Franklin County (Kentucky) Circuit Court in an action brought against KU and the PSC by the Attorney General of Kentucky and joined by representatives of consumer groups. In July 1995, the Circuit Court entered a judgment upholding the constitutionality of the statute, but vacating that part of the PSC's July 1994 order which the judgment describes as allowing KU to recover, under the surcharge, certain environmental expenditures characterized by the Circuit Court as having been incurred before January 1, 1993. The Circuit Court further ordered the case remanded to the PSC for a determination in accordance with the judgment. KU and the PSC assert that none of the costs included in the surcharge were incurred prior to June 1994.

   The Attorney General and other consumer representatives appealed to the Kentucky Court of Appeals that part of the Circuit Court judgment upholding the constitutionality of the surcharge statute. The PSC and KU appealed that part of the judgment denying recovery of certain environmental expenditures characterized by the Circuit Court as having been incurred before January 1, 1993. The PSC has ordered all surcharge revenues collected by KU from February 1, 1995 subject to refund pending final determination of all appeals. The total surcharge collections from February 1, 1995 through December 31, 1996 were approximately
   $36 million.

   KU believes the constitutionality of the surcharge statute will be upheld, but it cannot predict the outcome of that part of the Circuit Court judgment disallowing recovery of certain environmental expenditures characterized by the Circuit Court as having been incurred before January 1, 1993. If the Circuit Court judgment is ultimately upheld as entered, KU estimates that the amount it would be required to refund (which is based solely on costs associated with certain environmental expenditures characterized by the Circuit Court as having been incurred before January 1, 1993) for surcharge collections through December 31, 1996, from the implementation of the surcharge would be approximately $11 million, and from February 1, 1995 would be approximately $9 million. At this time, KU has not recorded any reserve for refund.

   Supplementary
   Quarterly
   Financial
   Information
   (Unaudited)
                           Kentucky Utilities Company

   Quarterly financial results for 1996 and 1995 are summarized below. Generally, quarterly results may fluctuate due to seasonal variations, changes in fuel costs and other factors.

   Quarter                                    4th           3rd          2nd           1st
                                                                  (in thousands of dollars)
    1996
    Operating Revenues                  $  174,924   $   178,275  $   167,516   $   190,996
    Net Operating Income                    28,029        30,457        23,863       34,988
    Net Income                              19,746        22,724       16,190        27,503
    Net Income Applicable
           to Common Stock                  19,182        22,160       15,626        26,939
    1995
    Operating Revenues                  $  170,152   $   194,373  $   154,757   $   167,148
    Net Operating Income                    30,626        33,073       18,283        26,562
    Net Income                              22,438        24,915       10,561        18,928
    Net Income Applicable
           to Common Stock                  21,874        24,351        9,997        18,364

    These quarterly amounts reflect, in KU's opinion, all adjustments (including only normal recurring adjustments) necessary for a fair presentation.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None for KU Energy or KU.

                                     PART III


   Item 10. Directors and Executive Officers of the Registrants

   The information required by Item 10 for the Company and KU relating to each director and each nominee for election as a director at the Company's and KU's 1997 Annual Shareholders Meetings is set forth in the Company's definitive proxy statement (the Proxy Statement) filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Shareholders Meeting. Such information is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--General" and is also filed herewith as
   Exhibit 99.03. Information required by this item relating to executive officers of the Company and KU is set forth under a separate caption in
   Part I hereof.

   Item 11. Executive Compensation

   The information required by Item 11 for the Company and KU is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors -- Directors' Compensation, and -- Executive Compensation" and is also filed herewith as Exhibit 99.03 (but excluding any information contained under the subheadings -- "Report of Compensation Committee on Executive Compensation," -- "Performance Graph").


   Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 for the Company and KU is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--Voting Securities Beneficially Owned by Directors, Nominees and Executive Officers" and is also filed herewith as
   Exhibit 99.03.


   Item 13. Certain Relationships and Related Transactions

   None for KU Energy or KU.

                                     PART IV

                                 KU ENERGY AND KU

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                              Page of this
                                                                Report on
                                                                Form 10-K
                                                              KU Energy KU

   (a)  (1)   Financial Statements**
              Report of Independent Public Accountants             *    23
              Statements of Income and Retained Earnings
                for the years ended December 31, 1996,
                1995 and 1994                                      *    24
              Statements of Cash Flows for the years ended
                December 31, 1996, 1995 and 1994                   *    25
              Balance Sheets as of December 31, 1996 and 1995      *    26
              Statements of Capitalization as of
                December 31, 1996, and 1995                        *    27
              Notes to Financial Statements                        *    28


   (a)  (2)   All financial statement schedules for KU Energy
              and KU are omitted as not applicable or not required under Regulation S-X.





   * Incorporated by reference from KU Energy's 1996 Annual Report to Shareholders (Exhibit 13).

   ** The KU Energy consolidated financial statements, including notes, are not included in the KU Annual Report on Form 10-K.

  (3) Exhibits - KU Energy and KU

                                                         Applicable to Form
                                                               10-K of
                                                          KU
   No.                     Description                  Energy   KU  Page(s)


   3.01   Amended and Restated Articles of
          Incorporation of KU Energy Corporation.
          (Exhibit 3A to Form 10-K Annual Report of KU
          Energy for the year ended December 31,
          1992).  Incorporated by reference.               x

   3.02   Amended and Restated Articles of
          Incorporation of Kentucky Utilities Company.
          (Exhibits 4.03 and 4.04 to Form 8-K Current
          Report of KU, dated December 10, 1993).
          Incorporated by reference.                              x

   3.03   By-laws of KU Energy Corporation dated
          July 29, 1996 (Exhibit 4.01 to Form 10-Q
          Quarterly Report for the quarter ended
          June 30, 1996 of KU Energy and KU).
          Incorporated by reference.                       x

   3.04   By-laws of Kentucky Utilities Company dated
          July 29, 1996.  (Exhibit 4.02 to Form 10-Q
          Quarterly Report for the quarter ended
          June 30, 1996 of KU Energy and KU).
          Incorporated by reference.                              x

   4.01   Rights Agreement, dated as of January 27,
          1992, by and between KU Energy Corporation
          and Illinois Stock Transfer Company
          (Exhibit 4.1 to Form 8-K Current Report of
          KU Energy dated January 27, 1992).
          Incorporated by reference.                       x

   4.02   Indenture of Mortgage or Deed of Trust dated
          May 1, 1947, between Kentucky Utilities
          Company and First Trust National Association
          (successor Trustee) and a successor
          individual co-trustee, as Trustees (the
          Trustees) (Amended Exhibit 7(a) in File No.
          2-7061), and Supplemental Indentures thereto dated, respectively, January 1, 1949 (Second
          Amended Exhibit 7.02 in File No. 2-7802),
          July 1, 1950 (Amended Exhibit 7.02 in File
          No. 2-8499), June 15, 1951 (Exhibit 7.02(a)
          in File No. 2-8499), June 1, 1952 (Amended
          Exhibit 4.02 in File No. 2-9658), April 1,
          1953 (Amended Exhibit 4.02 in File
          No. 2-10120), April 1, 1955  (Amended
          Exhibit 4.02 in File No. 2-11476), April 1,
          1956 (Amended Exhibit 2.02 in File

                                                         Applicable to Form
                                                               10-K of
                                                          KU
   No.                     Description                  Energy   KU  Page(s)


   4.02   No. 2-12322), May 1, 1969 (Amended
   con.   Exhibit 2.02 in File No. 2-32602), April 1,
          1970 (Amended Exhibit 2.02 in File No.
          2-36410), September 1, 1971 (Amended
          Exhibit 2.02 in File No. 2-41467),
          December 1, 1972 (Amended Exhibit 2.02 in
          File No. 2-46161), April 1, 1974 (Amended
          Exhibit 2.02 in File No. 2-50344),
          September 1, 1974 (Exhibit 2.04 in File
          No. 2-59328), July 1, 1975 (Exhibit 2.05 in
          File No. 2-59328), May 15, 1976 (Amended
          Exhibit 2.02 in File No. 2-56126), April 15,
          1977 (Exhibit 2.06 in File No. 2-59328),
          August 1, 1979 (Exhibit 2.04 in File
          No. 2-64969), May 1, 1980 (Exhibit 2 to
          Form 10-Q Quarterly Report of KU for the
          quarter ended June 30, 1980), September 15,
          1982 (Exhibit 4.04 in File No. 2-79891),
          August 1, 1984 (Exhibit 4B to Form 10-K
          Annual Report of KU for the year ended
          December 31, 1984), June 1, 1985 (Exhibit 4
          to Form 10-Q Quarterly Report of KU for the
          quarter ended June 30, 1985), May 1, 1990
          (Exhibit 4 to Form 10-Q Quarterly Report of
          KU for the quarter ended June 30, 1990),
          May 1, 1991 (Exhibit 4 to Form 10-Q
          Quarterly Report of KU for the quarter ended
          June 30, 1991), May 15, 1992 (Exhibit 4.02
          to Form 8-K of KU dated May 14, 1992),
          August 1, 1992 (Exhibit 4 to Form 10-Q
          Quarterly Report of KU for the quarter ended
          September 30, 1992), June 15, 1993
          (Exhibit 4.02 to Form 8-K of KU dated
          June 15, 1993) and December 1, 1993
          (Exhibit 4.01 to Form 8-K of KU dated
          December 10, 1993), November 1, 1994
          (Exhibit 4.C to Form 10-K Annual Report of
          KU for the year ended December 31, 1994),
          June 1, 1995 (Exhibit 4 to Form 10-Q
          Quarterly Report of KU for the quarter ended
          June 30, 1995) and January 15, 1996
          (Exhibit 4.E to Form 10-K Annual Report of
          KU for the year ended December 31, 1995).
          Incorporated by reference.                       x      x

                                                         Applicable to Form
                                                               10-K of
                                                          KU
   No.                     Description                  Energy   KU  Page(s)


   4.03   Supplemental Indenture dated March 1, 1992
          between Kentucky Utilities Company and the
          Trustees, providing for the conveyance of
          properties formerly held by Old Dominion
          Power Company (Exhibit 4B to Form 10-K
          Annual Report of KU for the year ended
          December 31, 1992).  Incorporated by
          reference.                                       x      x

   10.01  KU's Amended and Restated Performance Share
          Plan (Exhibit 10.A to Form 10-Q Quarterly
          Report of KU for the quarter ended June 30,
          1993).  Incorporated by reference.               x      x

   10.02  KU's Annual Performance Incentive Plan
          (Exhibit 10B to Form 10-K Annual Report of
          KU for the year ended December 31, 1990).
          Incorporated by reference.                       x      x

   10.03  Amendment No. 1 to KU's Annual Performance
          Share Plan.                                      x      x   50-54

   10.04  Amendment No. 1 to KU's Annual Performance
          Incentive Plan (Exhibit 10D to Form 10-K
          Annual Report of KU for the year ended
          December 31, 1991).  Incorporated by
          reference.                                       x      x

   10.05  Amendment No. 2 to KU's Annual Performance
          Incentive Plan (Exhibit 10.H to Form 10-K
          Annual Report of KU for the year ended
          December 31, 1993).  Incorporated by
          reference.                                       x      x

   10.06  Amendment No. 3 to KU's Annual Performance
          Incentive Plan (Exhibit 10.I to Form 10-K
          Annual Report of KU for the year ended
          December 31, 1993).  Incorporated by
          reference.                                       x      x

   10.07  Amendment No. 4 to KU's Annual Performance
          Incentive Plan.                                  x      x   55-59

   10.08  KU's Executive Optional Deferred
          Compensation Plan.                               x      x   60-81

   10.09  KU's Director Retirement Retainer Program,
          and Amendment No. 1 (Exhibit 10G to
          Form 10-K Annual Report of KU for the year
          ended December 31, 1991).  Incorporated by
          reference.                                       x      x

   10.10  Amendment No. 2 to KU's Director Retirement
          Retainer Program.                                x      x   82-84

                                                         Applicable to Form
                                                               10-K of
                                                          KU
   No.                     Description                  Energy   KU  Page(s)


   10.11  Amendment No. 3 to KU's Director Retirement
          Retainer Program.                                x      x   85-87

   10.12  KU's Supplemental Security Plan (Exhibit 10I
          to Form 10-K Annual Report of KU for the
          year ended December 31, 1991).  Incorporated
          by reference.                                    x      x

   10.13  Amendment No. 1 to KU's Supplemental
          Security Plan (Exhibit 10.J to Form 10-K
          Annual Report of KU for the year ended
          December 31, 1994).  Incorporated by
          reference.                                       x      x

   10.14  Amendment No. 2 to KU's Supplemental
          Security Plan (Exhibit 10.K to Form 10-K
          Annual Report of KU for the year ended
          December 31, 1994).  Incorporated by
          reference.                                       x      x

   10.15  Amendment No. 3 to KU's Supplemental
          Security Plan.                                   x      x   88-94

   10.16  KU's Amended and Restated Director Deferred
          Compensation Plan.                               x      x   95-116

   10.17  KU Energy's Performance Share Plan
          (Exhibit 10A to Form 10-Q Quarterly Report
          of KU Energy for the quarter ended June 30,
          1993).  Incorporated by reference.               x

   10.18  Amendment No. 1 to KU Energy's Performance
          Share Plan.                                      x         117-121

   10.19  KU Energy's Annual Performance Incentive
          Plan of January 1993 (Exhibit 10.J to Form
          10-K Annual Report of KU Energy for the year
          ended December 31, 1993).  Incorporated by
          reference.                                       x

   10.20  Amendment No. 1 to KU Energy's Annual
          Performance Incentive Plan (Exhibit 10.K to
          Form 10-K Annual Report of KU Energy for the
          year ended December 31, 1993).
          Incorporated by reference.                       x

   10.21  Amendment No. 2 to KU Energy's Annual
          Performance Incentive Plan of January 1993.      x         122-126

   10.22  KU Energy's Annual Performance Incentive
          Plan as amended and restated effective as of
          January 28, 1997.                                x         127-148

   10.23  KU Energy's Executive Optional Deferred
          Compensation Plan.                               x         149-172

                                                         Applicable to Form
                                                               10-K of

                                                          KU
   No.                     Description                  Energy   KU  Page(s)

   10.24  KU Energy's Director Retirement Retainer
          Program (Exhibit 10J to Form 10-K Annual
          Report of KU Energy for the year ended
          December 31, 1992).  Incorporated by
          reference.                                       x

   10.25  Amendment No. 1 to KU Energy's Director
          Retirement Retainer Program.                     x         173-175

   10.26  KU Energy's Amended and Restated Director
          Deferred Compensation Plan.                      x         176-197

   10.27  KU Energy s Long-Term Incentive Plan.            x         198-231

   12     Computation of Ratio of Earnings to Fixed
          Charges                                                 x    232

   13     Portions of 1996 KU Energy Annual Report to
          Shareholders                                     x     x*  233-260

   21     List of Subsidiaries                             x      x    261

   23     Consent of Independent Public Accountants -
          KU Energy and KU                                 x      x    262

   27.01  Financial Data Schedule of KU Energy**           x

   27.02  Financial Data Schedule of KU**                         x

   99.01  Description of Common Stock - KU Energy          x         263-265

   99.02  Description of Common Stock - KU                        x  266-267

   99.03  Director and Officer Information                        x  268-276

   99.04  KU Employee Savings Plan as Amended and
          Restated effective as of January 1, 1997         x      x  277-326

   99.05  KU Employee Savings Plan Trust effective
          January 2, 1997                                  x      x  327-341

   99.06  Cautionary Statements - KU Energy and KU         x      x  342-343

  Note - Exhibit numbers 10.01 through 10.27 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.
  * Only the Management's Discussion and Analysis of Financial Condition and Results of Operations is included or incorporated in the Annual Report on Form 10-K of Kentucky Utilities.
  ** Included in electronic filing only.

  The following instruments defining the rights of holders of certain long-term debt of KU have not been filed with the Securities and Exchange Commission but will be furnished to the Commission upon request.

      1. Loan Agreement dated as of May 1, 1990 between KU and the County of Mercer, Kentucky, in connection with $12,900,000 County of Mercer, Kentucky, Collateralized Solid Waste Disposal Facility Revenue Bonds (KU Project) 1990 Series A, due May 1, 2010 and May 1, 2020.

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

  (B) No reports on Form 8-K were filed by KU Energy or KU during the last quarter of 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, KU Energy Corporation and Kentucky Utilities Company have each duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997.

                                        KU ENERGY CORPORATION AND
                                        KENTUCKY UTILITIES COMPANY
                                                 (Registrants)


                                        /s/Michael R. Whitley
                                        Michael R. Whitley
                                        Chairman and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the date indicated.

       Signature                 Title

       /s/Michael R. Whitley
       Michael R. Whitley        Chairman and President (Principal Executive
                                 Officer) and Director

       /s/O.M. Goodlett
       O. M. Goodlett            Senior Vice-President (Principal Financial
                                 Officer)
       /s/Michael D. Robinson
       Michael D. Robinson       Controller (Principal Accounting Officer)

       /s/Mira S. Ball
       Mira S. Ball              Director

       /s/Carol M. Gatton
       Carol M.  Gatton          Director

       /s/Harry M. Hoe
       Harry M. Hoe              Director

       /s/Milton W. Hudson
       Milton W. Hudson          Director

       /s/John T. Newton
       John T. Newton            Director

       /s/Frank V. Ramsey, Jr.
       Frank V. Ramsey, Jr.      Director

       /s/William L. Rouse, Jr.
       William L. Rouse, Jr.     Director

       Signature                 Title

       /s/Charles L. Shearer
       Charles L. Shearer        Director

       /s/Lee T. Todd, Jr.
       Lee T. Todd, Jr.          Director



  March 10, 1997