Form 10-Q
period 1997-06-30
KU ENERGY CORP; KENTUCKY UTILITIES CO
filed 1997-08-13
CIK 835715, 55387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                       FORM 10-Q


                   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997

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

        KU Energy Corporation:      Common stock, no par value, 37,817,517
                                    shares outstanding at August 12, 1997

        Kentucky Utilities Company: Common  stock,  no  par value, 37,817,878 shares  outstanding and held by KU Energy
                                    Corporation at August 12, 1997

                                 KU ENERGY CORPORATION
                                          AND
                              KENTUCKY UTILITIES COMPANY
                     FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                       CONTENTS*


      PART I.  FINANCIAL INFORMATION                                      Page
               No.

               Item 1:  Financial Statements

                        KU ENERGY CORPORATION

                          Consolidated Statements of Income                  3-4

                          Consolidated Statements of Cash Flows               5

                          Consolidated Balance Sheets                         6

                        KENTUCKY UTILITIES COMPANY

                          Statements of Income                               7-8

                          Statements of Cash Flows                            9

                          Balance Sheets                                     10

               CONDENSED NOTES TO FINANCIAL STATEMENTS OF KU ENERGY
               CORPORATION AND KENTUCKY UTILITIES COMPANY                  11-14

               Item 2:  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

                        KU ENERGY CORPORATION AND KENTUCKY
                        UTILITIES COMPANY                                  15-23

      PART II. OTHER INFORMATION

               Item 1:  Legal Proceedings                                    24

               Item 4:  Submission of Matters to a Vote of
                        Security Holders                                     24

               Item 5: Other Information                                     25

               Item 6:  Exhibits and Reports on Form 8-K                     39


               Signatures                                                    40


      *Information included herein which relates solely to KU Energy Corporation is provided solely by KU Energy Corporation and not by Kentucky Utilities Company and shall be deemed not included in the Quarterly Report of Kentucky Utilities Company.

                            PART I.  FINANCIAL INFORMATION
                        KU ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                      (in thousands except for per share amounts)


                                                           For the Three
                                                           Months Ended
                                                             June 30,
                                                         1997         1996

      Operating Revenues                               $162,861     $167,510

      Operating Expenses:
        Fuel, principally coal,
           used in generation                            41,613       45,079
        Electric power purchased                         19,599       17,589
        Other operating expenses                         31,093       30,727
        Maintenance                                      20,494       17,606
        Depreciation                                     20,957       20,154
        Federal and state income taxes                    5,928        9,636
        Other taxes                                       3,855        3,894

            Total Operating Expenses                    143,539      144,685

      Net Operating Income                               19,322       22,825

      Other Income and Deductions:
        Interest and dividend income                        572          666
        Other income and deductions - net                 2,620        2,927

            Total Other Income and Deductions             3,192        3,593

      Income Before Interest and Other Charges           22,514       26,418

      Interest and Other Charges                         10,464       10,345

      Net Income                                       $ 12,050     $ 16,073

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $    .32     $    .42





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


                                                            For the Six
                                                           Months Ended
                                                             June 30,
                                                         1997         1996

      Operating Revenues                               $341,769     $358,500

      Operating Expenses:
        Fuel, principally coal,
           used in generation                            86,326       99,104
        Electric power purchased                         37,202       35,093
        Other operating expenses                         62,249       60,724
        Maintenance                                      32,507       31,810
        Depreciation                                     41,839       40,219
        Federal and state income taxes                   21,262       25,336
        Other taxes                                       7,926        8,261

            Total Operating Expenses                    289,311      300,547

      Net Operating Income                               52,458       57,953

      Other Income and Deductions:
        Interest and dividend income                      1,184        1,551
        Other income and deductions - net                 4,175        3,995

            Total Other Income and Deductions             5,359        5,546

      Income Before Interest and Other Charges           57,817       63,499

      Interest and Other Charges                         20,904       21,107

      Net Income                                       $ 36,913     $ 42,392

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $    .98     $   1.12






        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)
                                                                For the
                                                               Six Months
                                                             Ended June 30,
                                                            1997         1996
     Cash Flows from Operating Activities:
       Net Income                                         $ 36,913     $ 42,392
       Items not requiring (providing) cash currently:
        Depreciation                                        41,839       40,219
        Deferred income taxes and investment tax credit      4,370          701
        Changes in current assets and liabilities:
          Change in fuel inventory                          (6,294)      (8,089)
          Change in accounts receivable                      6,903        1,505
          Change in accounts payable                        (1,316)       3,050
          Change in liability to ratepayers                      -       (6,599)
          Change in escrow funds                                 -        6,599
          Change in other current assets and liabilities    (3,398)       6,467
        Other--net                                         (10,467)       2,806
     Net Cash Provided by Operating Activities              68,550       89,051

     Cash Flows from Investing Activities:
        Construction expenditures - utility                (41,824)     (47,431)
        Investment in independent power projects            (4,805)        (666)
        Proceeds from insurance reimbursements               4,056          201
        Other                                                  872          874
     Net Cash Used by Investing Activities                 (41,701)     (47,022)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                         (2,400)     (14,900)
        Issuance of long-term debt                               -       35,682
        Funds deposited with trustee - net                       -        3,779
        Retirement of long-term debt, incl. premiums           (21)     (36,192)
        Payment of common stock dividends                  (33,280)     (32,523)
     Net Cash Used by Financing Activities                 (35,701)     (44,154)

     Net Decrease in Cash and Cash Equivalents              (8,852)      (2,125)

     Cash and Cash Equivalents Beginning of Period          30,270       29,492

     Cash and Cash Equivalents End of Period              $ 21,418     $ 27,367

     Supplemental Disclosures
     Cash paid for:
       Interest                                           $ 18,504     $ 17,896
       Income taxes                                       $ 20,448     $ 26,975

        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                         KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                    (in thousands)
                                                         As of        As of
                                                        Jun. 30,     Dec. 31,
     ASSETS                                               1997         1996
     Utility Plant:
       Plant in service, at cost                      $ 2,498,103   $ 2,482,812
       Less: Accumulated depreciation                   1,099,749
                                                                      1,067,911
                                                        1,398,354     1,414,901
       Construction work in progress                       79,508        63,435
                                                        1,477,862     1,478,336
     Current Assets:
       Cash and cash equivalents                           21,418        30,270
       Accounts receivable                                 39,840        50,498
       Accrued utility revenues                            26,585        24,239
       Fuel, principally coal, at average cost             37,189        30,895
       Materials and supplies, at average cost             23,370        21,656
       Other                                                6,679         7,486
                                                          155,081       165,044
     Other Assets:
       Investment in leveraged leases                      26,352        24,650
       Investment in independent power projects             9,614         4,745
       Unamortized loss on reacquired debt                 10,297        10,838
       Other                                               47,535        43,335
                                                           93,798        83,568
           Total Assets                               $ 1,726,741   $ 1,726,948

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                            $   649,135   $   645,513
       Preferred stock of Subsidiary                       40,000        40,000
       Long-term debt of Subsidiary                       546,351       546,373
                                                        1,235,486     1,231,886
     Current Liabilities:
       Long-term debt due within one year                      21            21
       Short-term borrowings                               51,800        54,200
       Accounts payable                                    26,937        28,253
       Accrued interest                                     7,892         8,048
       Accrued taxes                                        2,849         4,005
       Customers' deposits                                  9,454         8,746
       Accrued payroll and vacations                       10,230         9,921
       Other                                                7,730         5,954
                                                          116,913       119,148
     Other Liabilities:
       Accumulated deferred income taxes                  249,208       242,674
       Accumulated deferred investment tax credits         28,123        30,167
       Regulatory tax liability                            52,642        54,388
       Other                                               44,369        48,685
                                                          374,342       375,914
           Total Capitalization and Liabilities       $ 1,726,741   $ 1,726,948



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                      (Unaudited)
                                    (in thousands)
                                                             For the Three
                                                             Months Ended
                                                                June 30,
                                                            1997      1996

        Operating Revenues                                $162,868  $167,516

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               41,613    45,079
          Electric power purchased                          19,599    17,589
          Other operating expenses                          30,483    30,214
          Maintenance                                       20,490    17,604
          Depreciation                                      20,911    20,107
          Federal and state income taxes                     6,215     9,215
          Other taxes                                        3,815     3,845

               Total Operating Expenses                    143,126   143,653

        Net Operating Income                                19,742    23,863

        Other Income and Deductions:
          Interest and dividend income                         353       401
          Other income and deductions - net                  1,891     1,706

               Total Other Income and Deductions             2,244     2,107

        Income Before Interest Charges                      21,986    25,970

        Interest Charges                                     9,898     9,780

        Net Income                                          12,088    16,190

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $ 11,524  $ 15,626





        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                      (Unaudited)
                                    (in thousands)
                                                              For the Six
                                                             Months Ended
                                                                June 30,
                                                            1997      1996

        Operating Revenues                                $341,782  $358,512

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               86,326    99,104
          Electric power purchased                          37,202    35,093
          Other operating expenses                          61,271    59,902
          Maintenance                                       32,501    31,806
          Depreciation                                      41,746    40,125
          Federal and state income taxes                    21,742    25,551
          Other taxes                                        7,828     8,080

               Total Operating Expenses                    288,616   299,661

        Net Operating Income                                53,166    58,851

        Other Income and Deductions:
          Interest and dividend income                         719     1,014
          Other income and deductions - net                  2,937     3,806

               Total Other Income and Deductions             3,656     4,820

        Income Before Interest Charges                      56,822    63,671

        Interest Charges                                    19,773    19,978

        Net Income                                          37,049    43,693

        Preferred Stock Dividend Requirements                1,128     1,128

        Net Income Applicable to Common Stock             $ 35,921  $ 42,565




        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (in thousands)
                                                              For the Six
                                                              Months Ended
                                                                June 30,
                                                            1997       1996
        Cash Flows from Operating Activities:
          Net Income                                     $ 37,049   $ 43,693
          Items not requiring (providing) cash currently:
            Depreciation                                   41,746     40,125
            Deferred income taxes
              and investment tax credit                     1,789       (497)
            Changes in current assets and liabilities:
              Change in fuel inventory                     (6,294)    (8,089)
              Change in accounts receivable                 7,247      1,447
              Change in accounts payable                   (1,754)     3,650
              Change in liability to ratepayers                 -     (6,599)
              Change in escrow funds                            -      6,599
              Change in other current assets
               and liabilities                             (2,112)     6,435
            Other--net                                     (4,845)     3,307

        Net Cash Provided by Operating Activities          72,826     90,071

        Cash Flows from Investing Activities:

          Construction expenditures - utility             (41,824)   (47,431)
          Proceeds from insurance reimbursements            4,056        201

        Net Cash Used by Investing Activities             (37,768)   (47,230)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                      (2,400)   (14,900)
          Issuance of long-term debt                            -     35,682
          Funds deposited with trustee - net                    -      3,779
          Retirement of long-term debt, incl. premiums        (21)   (36,192)
          Payment of dividends                            (34,408)   (33,651)

        Net Cash Used by Financing Activities             (36,829)   (45,282)

        Net Decrease in Cash and Cash Equivalents          (1,771)    (2,441)

        Cash and Cash Equivalents Beginning of Period       5,719      5,697

        Cash and Cash Equivalents End of Period          $  3,948   $  3,256

        Supplemental Disclosures
        Cash paid for:
          Interest                                       $ 18,504   $ 17,896
          Income taxes                                   $ 21,139   $ 27,918


        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                      (Unaudited)
                                    (in thousands)

                                                        As of       As of
                                                       Jun. 30,    Dec. 31,
                                                         1997        1996
        ASSETS
        Utility Plant:
          Plant in service, at cost                   $2,498,103  $2,482,812
          Less: Accumulated depreciation               1,099,749   1,067,911
                                                       1,398,354   1,414,901
          Construction work in progress                   79,508      63,435
                                                       1,477,862   1,478,336
        Current Assets:
          Cash and cash equivalents                        3,948       5,719
          Accounts receivable                             39,580      50,582
          Accrued utility revenues                        26,585      24,239
          Fuel, principally coal, at average cost         37,189      30,895
          Materials and supplies, at average cost         23,370      21,656
          Other                                            6,679       7,486
                                                         137,351     140,577
        Other Assets:
          Unamortized loss on reacquired debt             10,297      10,838
          Other                                           44,863      43,304
                                                          55,160      54,142
               Total Assets                           $1,670,373  $1,673,055

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                         $  598,038  $  595,397
          Preferred stock                                 40,000      40,000
          Long-term debt                                 546,351     546,373
                                                       1,184,389   1,181,770
        Current Liabilities:
          Long-term debt due within one year                  21          21
          Short-term borrowings                           51,800      54,200
          Accounts payable                                27,206      28,960
          Accrued interest                                 7,892       8,048
          Accrued taxes                                    5,396       5,383
          Customers' deposits                              9,454       8,746
          Accrued payroll and vacations                   10,184       9,862
          Other                                            7,607       5,728
                                                         119,560     120,948
        Other Liabilities:
          Accumulated deferred income taxes              242,494     238,542
          Accumulated deferred investment tax credits     28,123      30,167
          Regulatory tax liability                        52,642      54,388
          Other                                           43,165      47,240
                                                         366,424     370,337
               Total Capitalization and Liabilities   $1,670,373  $1,673,055




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

        Corporation  owns  100  percent of the common equity of KU Capital and

        KU.  KU is KU Energy Corporation's principal subsidiary.

             The  unaudited  statements  have been prepared by the Company and

        KU,  respectively,  pursuant  to  the  rules  and  regulations  of the

        Securities  and  Exchange  Commission  (SEC).  Certain information and footnote  disclosures  normally  included  in  financial  statements prepared  in  accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations,

        although  the  Company  and KU believe the disclosures are adequate to

        make   the  information  presented  not  misleading.    The  Company's

        consolidated  financial  statements should be read in conjunction with the  financial  statements and notes thereto incorporated by reference in  the  Annual  Report  on Form 10-K of KU Energy and KU for the year ended  December  31,  1996;  and the KU financial statements should be read in conjunction with the KU financial statements and notes thereto included in the Annual Report on Form 10-K of KU Energy and KU for the

        year ended December 31, 1996.

                          KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

             In  the opinion of the Company and KU, the respective information furnished herein reflects all adjustments, all of which are normal and recurring,  which  are  necessary to present fairly the results of the periods  shown,  and the disclosures which have been made are adequate to  make  the  information not misleading.  Results of interim periods are  not necessarily indicative of results for any twelve-month period due  to  the  seasonal  nature  of  KU's business.  Certain prior year amounts have been reclassified on a basis consistent with the June 30,

        1997 presentation.



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

        Federal  Clean  Air  Act as amended.  KU's environmental surcharge was approved  by the Kentucky Public Service Commission (PSC) in July 1994

        and  was  implemented in August 1994.  The total surcharge collections

        from   August  1,  1994  through  June  30,  1997  were  approximately

        $49 million.

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

        The  PSC and KU appealed that part of the judgment denying recovery of certain  environmental expenditures characterized by the Circuit Court as  having  been incurred before January 1, 1993.  The PSC has ordered all  surcharge  revenues collected by KU from February 1, 1995 subject to  refund  pending  final  determination  of  all appeals.  The total surcharge collections from February 1, 1995 through June 30, 1997 were approximately $45 million.

             KU  believes  the constitutionality of the surcharge statute will be  upheld,  but  it  cannot  predict  the outcome of that part of the

        Circuit  Court  judgment disallowing recovery of certain environmental expenditures  characterized  by  the  Circuit  Court  as  having  been incurred  before  January  1,  1993.  If the Circuit Court judgment is ultimately upheld as entered, KU estimates that the amount it would be required  to  refund  (which  is based solely on costs associated with

                          KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

        certain  environmental expenditures characterized by the Circuit Court as  having  been  incurred  before  January  1,  1993)  for  surcharge collections  through  June  30,  1997,  from the implementation of the surcharge  would  be  approximately  $13 million, and from February 1,

        1995  would  be  approximately  $11 million.  At this time, KU has not recorded any reserve for refund.



        3.  MERGER AGREEMENT WITH LG&E ENERGY CORP.

             KU  Energy  and LG&E Energy Corp. entered into a Merger Agreement

        dated  May  20,  1997.   For information concerning the agreement, see

        Managements'   Discussion  and  Analysis  - Merger Agreement with LG&E

        Energy Corp.

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


        RESULTS OF OPERATIONS

        Quarter ended June 30, 1997 compared
        to the Quarter ended June 30, 1996

             The  Company's  earnings  per  common  share for the three-month period  ended  June  30,  1997  were  $.32  compared  to  $.42 for the corresponding period of 1996.  The decrease was primarily due to lower residential  and commercial sales as a result of milder weather in the second quarter of 1997 when compared to 1996 and increased maintenance

        expense.    The negative effects of these factors were somewhat offset by an increase in sales to industrial customers.

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

                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended Jun. 30, 1997
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                (8)       $ (3,512)
        Commercial                                 (5)         (1,650)
        Industrial                                  7           2,142
        Mine Power                                 10             452
        Public Authorities                         (6)           (756)
            Total Retail Sales                     (1)         (3,324)
        Sales for Resale                           (8)           (975)
        Miscellaneous Revenues & Other              -            (350)
            Total                                  (3)       $ (4,649)


             Operating  revenues  decreased  $4.6  million (3%).  The decrease

        reflects  a  3%  decrease  in  kilowatt-hour  sales.    The decline in

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        kilowatt-hour  sales  is  primarily  attributable  to  decreases  in residential and commercial sales and sales for resale partially offset by  an increase in industrial sales.  The decreases in residential and commercial  sales  were  primarily  due  to  milder weather during the second  quarter of 1997 compared to the corresponding period of 1996.

        The  decrease  in  sales  for  resale  (714,214  megawatt-hours versus

        780,027  megawatt-hours)  was  primarily  due  to decreased demand for power  from  neighboring  utilities.  The increase in industrial sales reflects continued economic growth in the manufacturing sector of KU's service area.

             Fuel  expense  decreased $3.5 million (8%).  The decrease in fuel expense  was primarily attributable to an 11% decrease in tons of coal consumed  offset  by  a  3%  increase  in the cost per million British thermal  units (MBTU).  The decreased consumption was primarily caused by  the previously mentioned decrease in kilowatt-hour sales and to an increase in kilowatt-hour purchases discussed below.

             Purchased  power  expense  increased  $2.0  million  (11%).   The

        increase  was  primarily  due  to  a  24%  increase  in  megawatt-hour purchases  resulting from increased availability of economical surplus power.

             Maintenance  expense  increased $2.9 million (16%).  The increase was  primarily  due  to  the  timing  of  expenditures for maintenance activities.

             Federal and state income taxes decreased $3.7 million (38%).  The decrease was primarily attributable to a decline in pretax income.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Six Months ended June 30, 1997 compared
        to the Six Months ended June 30, 1996

             The  Company's earnings per common share for the six-month period ended  June 30, 1997 were $.98 compared to $1.12 for the corresponding period  of  1996.  The decrease was primarily due to lower residential and  commercial  sales  as  a  result  of  milder weather in 1997 when compared  to  1996  and  lower sales for resale when compared to 1996.

        The  negative  effects  of  these  factors  were offset somewhat by an increase in industrial sales.

                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Six Months
                                                 Ended Jun. 30, 1997
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                (9)       $(11,527)
        Commercial                                 (4)         (3,489)
        Industrial                                  7           2,856
        Mine Power                                  4             (92)
        Public Authorities                         (3)         (1,060)
            Total Retail Sales                     (2)        (13,312)
        Sales for Resale                          (10)         (3,249)
        Miscellaneous Revenues & Other              -            (170)
            Total                                  (4)       $(16,731)

             In  February  1997,  pursuant  to a PSC order, KU made a one-time refund  through  the  fuel  adjustment  clause  to  Kentucky customers associated  with the disposition of Company-owned railroad cars.  As a result  of  the  refund,  revenues  and  fuel  expense were reduced by approximately  $3  million  in  the  first  quarter  of  1997.  KU had reserved for the refund amount in prior periods.

             Excluding  the  effect  of  the refund mentioned above, operating revenues  decreased  $13.5  million  (4%).  The decrease reflects a 4%

        decline in kilowatt-hour sales.  The decline in kilowatt-hour sales is primarily  attributable  to  decreases  in  residential and commercial sales  and  sales  for  resale  partially  offset  by  an  increase in

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        industrial  sales.   The decreases in residential and commercial sales

        were  primarily  due  to  milder  weather  during 1997 compared to the

        corresponding  period  of  1996.    The  decrease  in sales for resale

        (1,549,106  megawatt-hours  versus  1,719,128  megawatt-hours)  was primarily  due  to  decreased  demand  for  power  from  neighboring

        utilities.    The  increase  in  industrial  sales  reflects continued

        economic growth in the manufacturing sector of KU's service area.

             Excluding  the effect of the above mentioned refund, fuel expense decreased $9.9 million (10%).  The decrease was primarily due to an 8%

        decrease  in  tons  of coal consumed and to a 2% decrease in the price

        per  MBTU.    The  decreased  consumption  was  due  primarily  to the

        previously  mentioned  decrease  in  kilowatt-hour  sales  and  to  an increase in kilowatt-hour purchases discussed below.

             Purchased  power  expense  increased  $2.1  million  (6%).    The

        increase  was  primarily  due  to  a  16%  increase  in  megawatt-hour

        purchases.    As  mentioned  previously, the increase in megawatt-hour

        purchases  was  primarily  due to increased availability of economical surplus power.

             Federal and state income taxes decreased $4.1 million (16%).  The decrease was primarily attributable to a decline in pretax income.



        MERGER AGREEMENT WITH LG&E ENERGY CORP.

             On  May  20,  1997, KU Energy and LG&E Energy Corp. (LG&E Energy)

        entered  into  an  Agreement  and  Plan  of  Merger (Merger Agreement)

        providing for a tax-free, stock-for-stock merger of KU Energy and LG&E

        Energy,  with  the  latter as the survivor (the Merger).  In addition,

        simultaneously  with  the  Merger Agreement, KU Energy and LG&E Energy

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        entered  into  stock  option agreements pursuant to which each company grants  to  the  other  an  option  to  purchase,  under  certain circumstances,  a  certain  number  of  shares of common stock of such

        company  at  a  specified  price.   The Merger is subject to customary

        closing  conditions,  including,  the  approval of the shareholders of both  companies  and  receipt  of  certain regulatory and governmental approvals including the PSC, the Virginia State Corporation Commission

        (SCC),  the  Federal  Energy Regulatory Commission (FERC), the SEC and

        the  Federal  Trade  Commission.   The approval process is expected to

        take  approximately  12  to 18 months to complete.  The Company cannot predict  when  such  regulatory  approvals  will  be completed or what conditions,  if  any,  may  be  attached  to  such approvals.  Further details  about the proposed merger are provided in KU Energy's current reports  on  Form  8-K, filed with the SEC on May 21, 1997 and May 30,

        1997.

             In   July,  1997,    KU  Energy  and  LG&E  Energy  filed  joint

        applications  for  approval of the Merger with the PSC and the SCC.  A joint  application  for approval is expected to be filed with the FERC in  late August or early September.  KU Energy and LG&E Energy plan to seek shareholders' approval of the Merger at special meetings expected to be held on October 14, 1997.



        NONUTILITY ACTIVITIES

             KU  Solutions,  an indirect non-regulated subsidiary of KU Energy

        Corporation,  was  formed  in  March  1997.    KU Solutions will offer

        products and services designed to complement the Company's core energy

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        business.    In  March 1997, KU Solutions entered into a gas marketing

        joint  venture  with  Alliance  Energy  Services  Partnership (AES), a

        Kentucky  general  partnership  between Conoco, Inc., and Alliance Gas

        Services,  Inc.    The  venture  will  allow  KU  Solutions and AES to

        capitalize  on  their  combined marketing expertise in electricity and natural  gas  by  offering  both  sources  of energy to respond to the increasing  demands  of customers for a single supplier to meet all of their energy needs.


        UTILITY ISSUES

        Competition

             Refer  to  Management's  Discussion and Analysis incorporated by reference  in  the 1996 Annual Report on Form 10-K of KU Energy and KU

        under  the  heading  Utility Issues - Competition  for a discussion of

        FERC Order No. 888 (Order 888) and FERC Order No. 889 (Order 889).  In

        March  1997  the FERC issued its Final Rule (Order 888-A), reaffirming the  legal  and  policy  basis on which Orders 888 and 889 were based.

        The  Final  Rule  for  the  Orders responded to public comments on the various  provisions  of  Orders 888 and 889; but no major changes were

        made.    The Final Rule was effective May 13, 1997.  On July 14, 1997,

        KU  filed  its Transmission Services Tariff, which management believes is  in compliance with the provisions set forth in the Final Rule.  KU requested  an  effective  date  for  the tariff of September 12, 1997,

        sixty days following the July 14, 1997 filing.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        ENVIRONMENTAL MATTERS

        Environmental Cost Recovery

             In  August  1994,  KU  implemented an environmental cost recovery mechanism (surcharge) in Kentucky.  Authorized by a 1992 state statute and  approved by the PSC, the surcharge is designed to recover certain environmental  compliance  costs,  including  costs to comply with the

        1990  Clean  Air  Act  Amendments,  through  a  surcharge on customers bills.

             The  constitutionality  of  the  surcharge  was  challenged  in a

        Kentucky  state  court  action  brought  against KU and the PSC by the

        Attorney  General  of Kentucky and representatives of consumer groups.

        In  July  1995,  the  state  court upheld the constitutionality of the surcharge  statute  but vacated that part of the PSC's order which the state  court described as allowing KU to recover certain environmental expenditures  characterized by the state court as having been incurred before  January  1, 1993.  All parties (including KU) have appealed to the Kentucky Court of Appeals.

             KU  believes  the constitutionality of the surcharge statute will be upheld, but it cannot predict the outcome of that part of the state court  judgment  disallowing  recovery  of  certain  environmental expenditures  characterized by the state court as having been incurred

        before  January  1,  1993.   If the state court judgment is ultimately

        upheld  as  entered, KU estimates that the amount it would be required to  refund  (which  is  based  solely on costs associated with certain environmental  expenditures characterized by the state court as having been  incurred  before  January  1,  1993)  for  surcharge collections through  June 30, 1997, from the implementation of the surcharge would be  approximately  $13  million,  and  from  February 1, 1995 would be

        approximately  $11  million.    At  this time, KU has not recorded any

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        reserve for refund.  For additional discussion, refer to Note 2 of the

        Condensed  Notes  to  Financial  Statements,    Environmental  Cost

        Recovery.


        National Ambient Air Quality Standards

             The   Environmental  Protection  Agency  issued  final  rules  on

        July  18, 1997 revising the National Ambient Air Quality Standards for

        ozone  and  particulate  matter.   The revised standards would require

        significant  reductions in sulfur dioxide and nitrogen oxide emissions from  coal-fired  boilers beginning in 2005.  Because of the magnitude of  these  additional  reductions  (50  percent  beyond  that  already required  by  the  Phase  II  acid rain control provisions of the 1990

        Clean  Air  Act Amendments which become effective January 1, 2000), KU could be required to incur substantial costs to meet future compliance obligations for its coal-fired boilers.



        IMPACT OF ACCOUNTING STANDARDS

             In February 1997, the Financial Accounting Standards Board (FASB)

        issued  Statement of Financial Accounting Standards No. 128, "Earnings

        per Share" (SFAS 128), and Statement of Financial Accounting Standards

        No.  129,    Disclosure  of Information about Capital Structure  (SFAS

        129).    SFAS  128  specifies  the  computation,  presentation,  and disclosure  requirements  for  earnings  per  share  for entities with publicly  held  common stock.  SFAS 129 was issued in conjunction with the  FASB's  earnings  per  share  project  and  incorporated related disclosure  requirements from APB Opinion No. 10,  Disclosure of Long-

        Term  Obligations,    and  Statement of Financial Accounting Standards

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        No.  47,    Disclosure of Long-Term Obligations.   Both statements are

        effective  for  fiscal  years  ending  after  December  15, 1997.  The

        Company  will  adopt  the  statements  for  year-end 1997 and does not expect  adoption  of  the statements to have any impact on its current earnings per share calculation or disclosures.


        FORWARD LOOKING STATEMENTS

             This  report  includes  forward  looking  statements  within  the meaning  of the Private Securities Litigation Reform Act of 1995.  All

        statements  made  herein  which  are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could  cause actual results to differ materially from those discussed.

        Such  forward  looking  statements  include  those  under Management's

        Discussion  and  Analysis  relating  to  the  anticipated  results  of proceedings  related to the environmental surcharge, the impact of the revisions  to the National Ambient Air Quality Standards, Management's

        belief  as  to  the nature of its recently filed Transmission Services

        Tariff  and the expected timing of regulatory approvals of the Merger.

        Such  statements  are  based  on  management's  belief,  judgment and analysis  as  well as assumptions made by and information available to management  at  the  date  hereof.  In addition to any assumptions and

        cautionary   factors  referred  to  specifically  in  this  report  in

        connection  with  such  forward looking statements, factors that could cause  actual  results to differ materially from those contemplated by the  forward  looking  statements  include  unanticipated  or  adverse decisions  in  regulatory  proceedings or litigation and other matters detailed  in  Exhibit 99.06, Cautionary Statements, to the 1996 Annual

        Report  on  Form  10-K  of  KU  Energy  and KU, incorporated herein by reference.

                             PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

             See Note 2 of the Condensed Notes to Financial Statements, Environmental Cost Recovery, for a discussion of KU's environmental surcharge.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          KU Energy Corporation

             At the April 22, 1997, Annual Meeting of Shareholders, the following proposals were acted upon and approved.

             (1) To elect three Directors to the Board of Directors of the Company.
                                                               Votes
                                           Votes For         Withheld
                  Milton W. Hudson         32,208,540        557,678
                  John T. Newton           32,319,688        554,713
                  William L. Rouse, Jr.    32,252,200        554,963

             (2) To consider and vote upon the adoption by the Company of a Long Term Incentive Plan whereby officers and other key employees of the Company and its affiliates will receive grants of options or other awards based on predetermined financial and other performance goals.

                       Affirming           Negative
                        Votes                Votes           Abstentions
                      25,550,638           5,859,830          1,408,520

             (3) To consider and vote upon the adoption by the Company of an Annual Performance Incentive Plan whereby officers and other key employees of the Company or its affiliates will receive cash incentive compensation awards based on predetermined financial and other performance goals.

                      Affirming            Negative
                        Votes                Votes            Abstentions
                      27,944,475           3,605,768           1,268,746


          Kentucky Utilities Company

             At the April 22, 1997, Annual Meeting of Shareholders, the following proposal was acted upon and approved.

             To elect three Directors to the Board of Directors of KU.

                                                                 Votes
                                             Votes For         Withheld
                  Milton W. Hudson           37,817,878            0
                  John T. Newton             37,817,878            0
                  William L. Rouse, Jr.      37,817,878            0

          ITEM 5.  OTHER INFORMATION

          Unaudited Pro Forma Combined Condensed Consolidated Financial Information

              The following unaudited pro forma financial information combines the historical balance sheets and statements of income of LG&E Energy and KU Energy, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at June 30, 1997 gives effect to the Merger as if it had occurred at June 30, 1997. The unaudited pro forma combined condensed statements of income for each of the years in the three-year period ended December 31, 1996, the three- and six-month periods ended June 30, 1997 and 1996, and the twelve-month period ended June 30, 1997 give effect to the Merger as if it had occurred at January 1, 1994. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. The pro forma financial information does not give effect to the expected synergies of the transaction.

              The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of LG&E Energy and KU Energy as included in their respective Annual Reports on Form 10-K for the year ended December 31, 1996. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date as of which, or at the beginning of the periods for which, the Merger is being given effect, nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of seasonal fluctuations in temperature and other weather-related factors on the operations of LG&E Energy and KU Energy, financial results for the three- and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of trends for any future period.

                                   LG&E ENERGY CORP.
                        UNAUDITED PRO FORMA COMBINED CONDENSED
                                     BALANCE SHEET
                                   At June 30, 1997
                                (Thousands of Dollars)

                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)

       ASSETS
       Current assets:
       Cash and temporary cash investments   $   132,210   $    21,418    $      -   $   153,628
         Marketable securities                    10,996             -           -        10,996
         Accounts receivable - less reserve      376,327        66,425         (21)      442,731
         Materials and supplies - primarily
           at average cost:
           Fuel (predominately coal)              15,651        37,189           -        52,840
           Gas stored underground                 16,174             -           -        16,174
           Other                                  31,802        23,370           -        55,172
         Price risk management assets             62,782             -           -        62,782
         Prepayments and other                     3,472         6,679           -        10,151
           Total current assets                  649,414       155,081         (21)      804,474


       Other property and investments
         - less reserve:
         Investments in affiliates               171,384         2,172           -       173,556
         Non-utility property and plant, net     408,058         2,714           -       410,772
         Price risk management assets             49,924             -           -        49,924
         Other                                    25,261        41,327           -        66,588
           Total other property and
             investments                         654,627        46,213           -       700,840

       Utility plant, at original cost:
         Electric                              2,245,213     2,577,611           -     4,822,824
         Gas                                     337,324             -           -       337,324
         Common                                  138,724             -           -       138,724
           Gross utility plant                 2,721,261     2,577,611           -     5,298,872
         Less: reserve for depreciation        1,037,437     1,099,749           -     2,137,186
           Net utility plant                   1,683,824     1,477,862           -     3,161,686

       Deferred debits and other assets          121,389        47,585       8,250       177,224


           Total assets                      $ 3,109,254   $ 1,726,741    $  8,229   $ 4,844,224


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                    LG&E ENERGY CORP.
                        UNAUDITED PRO FORMA COMBINED CONDENSED
                                     BALANCE SHEET
                                   At June 30, 1997
                                (Thousands of Dollars)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)

       CAPITAL AND LIABILITIES
       Current liabilities:
         Long term debt due within one year   $    20,000  $        21    $      -  $    20,021
         Notes payable                            298,000       51,800           -      349,800
         Accounts payable                         322,749       26,937      16,479      366,165
         Trimble County settlement                 15,072            -           -       15,072
         Accrued taxes                              5,532        2,849      (3,330)       5,051
         Price risk management liabilities         77,637            -           -       77,637
         Other                                     76,006       35,306           -      111,312
           Total current liabilities              814,996      116,913      13,149      945,058

       Long-Term Debt                             664,284      546,351           -    1,210,635

       Deferred credits and other liabilities:
         Accumulated deferred income taxes        312,326      249,208           -      561,534
         Investment tax credit, in process
           of amortization                         77,869       28,123           -      105,992
         Regulatory liability                      75,600       53,305           -      128,905
         Price risk management liabilities         23,824            -           -       23,824
         Other                                    123,939       43,706           -      167,645
           Total deferred credits and
             other liabilities                    613,558      374,342           -      987,900

       Minority interests                         102,594            -           -      102,594

       Cumulative preferred stock                  95,328       40,000           -      135,328
       Common equity                              818,494      649,135      (4,920)   1,462,709
         Total capital and liabilities        $ 3,109,254  $ 1,726,741    $  8,229  $ 4,844,224


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                    LG&E ENERGY CORP.
               UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                            Three Months Ended June 30, 1997
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                             (Note 1)     (Note 2)     (Note 3)
       Revenues
         Energy marketing and trading        $   522,515   $         -    $      -  $   522,515
         Electric utility                        145,919       162,861         (35)     308,745
         Gas utility                              34,191             -           -       34,191
         Other                                    44,636         1,550           -       46,186
           Total revenues                        747,261       164,411         (35)     911,637

       Cost of revenues
         Energy marketing and trading            507,933             -           -      507,933
         Fuel and power purchased                 38,407        61,212         (35)      99,584
         Gas supply expenses                      21,144             -           -       21,144
         Other                                    26,199             -           -       26,199
           Total cost of revenues                593,683        61,212         (35)     654,860

       Gross Profit                              153,578       103,199           -      256,777

       Operating expenses
         Operation and maintenance
           Utility                                55,965        54,787           -      110,752
           Energy marketing and trading
             and other                            23,927           844           -       24,771
         Depreciation and amortization            28,875        20,957           -       49,832
         Non-recurring charges                      (592)            -           -         (592)
           Total operating expenses              108,175        76,588           -      184,763

       Equity in earnings of joint ventures        5,557             -           -        5,557

       Operating Income                           50,960        26,611           -       77,571

       Other Income and (deductions)               2,710         1,833           -        4,543
       Interest charges, minority interest
         and preferred dividends                  19,468        10,464           -       29,932

       Income before income taxes                 34,202        17,980           -       52,182

       Income taxes                               12,585         5,930           -       18,515

       Net Income (Note 5)                   $    21,617   $    12,050    $      -  $    33,667

       Average common shares outstanding
         (Note 4)                                 66,492        37,818      25,338      129,648

       Earnings per share of common stock    $      0.33   $      0.32    $      -  $      0.26


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                            Three Months Ended June 30, 1996
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)
       Revenues
         Energy marketing and trading         $   575,160   $        -    $      -   $   575,160
         Electric utility                         151,857      167,510        (250)      319,117
         Gas utility                               29,362            -           -        29,362
         Other                                      4,534        1,091           -         5,625
           Total revenues                         760,913      168,601        (250)      929,264

       Cost of revenues
         Energy marketing and trading             563,605            -         (45)      563,560
         Fuel and power purchased                  41,863       62,668        (205)      104,326
         Gas supply expenses                       18,652            -           -        18,652
         Other                                      3,248            -           -         3,248
           Total cost of revenues                 627,368       62,668        (250)      689,786

       Gross Profit                               133,545      105,933           -       239,478

       Operating expenses
         Operation and maintenance
           Utility                            `    51,773       51,664           -       103,437
           Energy marketing and trading
             and other                             11,517          563           -        12,080
         Depreciation and amortization             25,764       20,154           -        45,918
         Non-recurring charges                          -            -           -             -
           Total operating expenses                89,054       72,381           -       161,435

       Equity in earnings of joint ventures         4,201            -           -         4,201

       Operating Income                            48,692       33,552           -        82,244

       Other Income and (deductions)                1,555        1,456           -         3,011
       Interest charges, minority interest
         and preferred dividends                   13,834       10,345           -        24,179

       Income before income taxes                  36,413       24,663           -        61,076

       Income taxes                                12,591        8,590           -        21,181

       Net Income                             $    23,822   $   16,073    $      -   $    39,895

       Average common shares outstanding
         (Note 4)                                  66,294       37,818      25,338       129,450

       Earnings per share of common stock     $      0.36   $     0.42    $      -   $      0.31


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                   LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                            Six Months Ended June 30, 1997
                     (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                             (Note 1)     (Note 2)     (Note 3)
       Revenues
         Energy marketing and trading        $ 1,580,966   $         -    $     (4) $ 1,580,962
         Electric utility                        274,746       341,769        (240)     616,275
         Gas utility                             130,929             -           -      130,929
         Other                                    63,863         2,727           -       66,590
           Total revenues                      2,050,504       344,496        (244)   2,394,756

       Cost of revenues
         Energy marketing and trading          1,554,329             -         (15)   1,554,314
         Fuel and power purchased                 73,426       123,528        (229)     196,725
         Gas supply expenses                      88,969             -           -       88,969
         Other                                    37,593             -           -       37,593
           Total cost of revenues              1,754,317       123,528        (244)   1,877,601

       Gross Profit                              296,187       220,968           -      517,155

       Operating expenses
         Operation and maintenance
           Utility                               109,396       101,599           -      210,995
           Energy marketing and trading
             and other                            43,699         1,463           -       45,162
         Depreciation and amortization            56,762        41,839           -       98,601
         Non-recurring charges                      (592)            -           -         (592)
           Total operating expenses              209,265       144,901           -      354,166

       Equity in earnings of joint ventures        8,941             -           -        8,941

       Operating Income                           95,863        76,067           -      171,930

       Other Income and (deductions)               6,077         2,361           -        8,438
       Interest charges, minority interest
         and preferred dividends                  34,458        20,904           -       55,362

       Income before income taxes                 67,482        57,524           -      125,006

       Income taxes                               24,626        20,611           -       45,237

       Net Income (Note 5)                   $    42,856   $    36,913    $      -  $    79,769

       Average common shares outstanding
         (Note 4)                                 66,433        37,818      25,338      129,589

       Earnings per share of common stock    $      0.65   $      0.98    $      -  $      0.62


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                             Six Months Ended June 30, 1996
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)
       Revenues
         Energy marketing and trading         $ 1,218,714   $        -    $      -   $ 1,218,714
         Electric utility                         287,676      358,500        (575)      645,601
         Gas utility                              120,418            -           -       120,418
         Other                                      9,534        2,210           -        11,744
           Total revenues                       1,636,342      360,710        (575)    1,996,477

       Cost of revenues
         Energy marketing and trading           1,178,266            -        (186)    1,178,080
         Fuel and power purchased                  80,879      134,197        (389)      214,687
         Gas supply expenses                       76,884            -           -        76,884
         Other                                      6,947            -           -         6,947
           Total cost of revenues               1,342,976      134,197        (575)    1,476,598

       Gross Profit                               293,366      226,513           -       519,879

       Operating expenses
         Operation and maintenance
           Utility                                110,492       99,788           -       210,280
           Energy marketing and trading
             and other                             32,431        1,007           -        33,438
         Depreciation and amortization             51,492       40,219           -        91,711
         Non-recurring charges (Note 8)                 -        1,480           -         1,480
           Total operating expenses               194,415      142,494           -       336,909

       Equity in earnings of joint ventures         8,801            -           -         8,801

       Operating Income                           107,752       84,019           -       191,771

       Other Income and (deductions)                1,541        3,502           -         5,043
       Interest charges, minority interest
         and preferred dividends                   27,879       21,107           -        48,986

       Income before income taxes                  81,414       66,414           -       147,828

       Income taxes                                30,497       24,022           -        54,519

       Net Income                             $    50,917   $   42,392    $      -   $    93,309

       Average common shares outstanding
         (Note 4)                                  66,263       37,818      25,338       129,419

       Earnings per share of common stock     $      0.77   $     1.12    $      -   $      0.72


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                           Twelve Months Ended June 30, 1997
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)
       Revenues
         Energy marketing and trading
          (Note 6)                            $ 3,099,192   $         -   $     (4)  $ 3,099,188
         Electric utility                         594,230       694,955       (425)    1,288,760
         Gas utility                              224,930             -          -       224,930
         Other                                     85,275         5,039          -        90,314
           Total revenues                       4,003,627       699,994       (429)    4,703,192

       Cost of revenues
         Energy marketing and trading           3,039,965             -        (85)    3,039,880
         Fuel and power purchased                 158,870       250,020       (344)      408,546
         Gas supply expenses                      152,567             -          -       152,567
         Other                                     44,202             -          -        44,202
           Total cost of revenues               3,395,604       250,020       (429)    3,645,195

       Gross Profit                               608,023       449,974          -     1,057,997

       Operating expenses
         Operation and maintenance
           Utility                                213,690       203,622          -       417,312
           Energy marketing and trading
             and other                             79,175         3,215          -        82,390
         Depreciation and amortization            108,826        82,232          -       191,058
         Non-recurring charges
          (Notes 7 and 8)                          25,738         4,012          -        29,750
           Total operating expenses               427,429       293,081          -       720,510

       Equity in earnings of joint ventures        18,958             -          -        18,958

       Operating Income                           199,552       156,893          -       356,445

       Other Income and (deductions)                8,344         4,186          -        12,530
       Interest charges, minority interest
         and preferred dividends                   60,466        41,687          -       102,153

       Income before income taxes                 147,430       119,392          -       266,822

       Income taxes                                51,488        42,923          -        94,411

       Net Income (Note 5)                    $    95,942   $    76,469   $      -   $   172,411

       Average common shares outstanding
         (Note 4)                                  66,378        37,818     25,338       129,534

       Earnings per share of common stock     $      1.45   $      2.02   $      -   $      1.33


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                              Year Ended December 31, 1996
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)
       Revenues
         Energy marketing and trading
          (Note 6)                            $ 2,736,940   $         -   $      -   $ 2,736,940
         Electric utility                         607,160       711,686       (760)    1,318,086
         Gas utility                              214,419             -          -       214,419
         Other                                     30,946         4,522          -        35,468
           Total revenues                       3,589,465       716,208       (760)    4,304,913

       Cost of revenues
         Energy marketing and trading           2,663,902             -       (257)    2,663,645
         Fuel and power purchased                 166,323       260,688       (503)      426,508
         Gas supply expenses                      140,482             -          -       140,482
         Other                                     13,556             -          -        13,556
           Total cost of revenues               2,984,263       260,688       (760)    3,244,191

       Gross Profit                               605,202       455,520          -     1,060,722

       Operating expenses
         Operation and maintenance
           Utility                                214,786       201,811          -       416,597
           Energy marketing and trading
             and other                             67,907         2,759          -        70,666
         Depreciation and amortization            103,556        80,612          -       184,168
         Non-recurring charges
          (Notes 7 and 8)                          26,330         5,493          -        31,823
           Total operating expenses               412,579       290,675          -       703,254

       Equity in earnings of joint ventures        18,818             -          -        18,818

       Operating Income                           211,441       164,845          -       376,286

       Other Income and (deductions)                3,808         5,327          -         9,135
       Interest charges, minority interest
         and preferred dividends                   53,887        41,889          -        95,776

       Income before income taxes                 161,362       128,283          -       289,645

       Income taxes                                57,359        46,334          -       103,693

       Net Income                             $   104,003   $    81,949   $      -   $   185,952

       Average common shares outstanding
         (Note 4)                                  66,294        37,818     25,338       129,450

       Earnings per share of common stock     $      1.57   $      2.17   $      -   $      1.44


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                              Year Ended December 31, 1995
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)
       Revenues
         Energy marketing and trading         $   630,249   $         -   $ (1,616)  $   628,633
         Electric utility                         571,086       686,400     (2,212)    1,255,274
         Refund - Trimble County (Note 9)         (28,300)            -          -       (28,300)
         Gas utility                              181,126             -          -       181,126
         Other                                     20,519         4,028          -        24,547
           Total revenues                       1,374,680       690,428     (3,828)    2,061,280

       Cost of revenues
         Energy marketing and trading             604,302             -          -       604,302
         Fuel and power purchased                 154,832       259,424     (3,828)      410,428
         Gas supply expenses                      110,738             -          -       110,738
         Other                                     19,858             -          -        19,858
           Total cost of revenues                 889,730       259,424     (3,828)    1,145,326

       Gross Profit                               484,950       431,004          -       915,954

       Operating expenses
         Operation and maintenance
           Utility                                203,284       198,712          -       401,996
           Energy marketing and trading
             and other                             39,874         2,969          -        42,843
         Depreciation and amortization             94,393        75,268          -       169,661
           Total operating expenses               337,551       276,949          -       614,500

       Equity in earnings of joint ventures        28,158             -          -        28,158

       Operating Income                           175,557       154,055          -       329,612

       Other Income and (deductions)                5,389         6,092          -        11,481
       Interest charges, minority interest
         and preferred dividends                   53,822        42,273          -        96,095

       Income before income taxes                 127,124       117,874          -       244,998

       Income taxes                                44,294        41,821          -        86,115

       Net Income                             $    82,830   $    76,053   $      -   $   158,883

       Average common shares outstanding
         (Note 4)                                  66,105        37,818     25,338       129,261

       Earnings per share of common stock     $      1.25   $      2.01   $      -   $      1.23


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                             Year Ended December 31, 1994
                     (Thousands of Dollars Except Per Share Data)

                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)
      Revenues
         Energy marketing and trading         $     1,289   $         -   $      -   $     1,289
         Electric utility (Note 10)               559,327       636,628       (328)    1,195,627
         Gas utility                              200,129             -          -       200,129
         Other                                     68,918         2,604          -        71,522
           Total revenues                         829,663       639,232       (328)    1,468,567

      Cost of revenues
         Energy marketing and trading               1,222             -          -         1,222
         Fuel and power purchased (Note 10)       153,356       232,096       (328)      385,124
         Gas supply expenses                      131,561             -          -       131,561
         Other                                     56,395             -          -        56,395
           Total cost of revenues                 342,534       232,096       (328)      574,302

      Gross Profit                                487,129       407,136          -       894,265

      Operating expenses
         Operation and maintenance
           Utility                                202,123       193,428          -       395,551
           Energy marketing and trading
             and other                             24,629         2,053          -        26,682
         Depreciation and amortization             84,173        65,441          -       149,614
         Non-recurring charges (Note 11)           48,743             -          -        48,743
           Total operating expenses               359,668       260,922          -       620,590

      Equity in earnings of joint ventures         12,883             -          -        12,883

      Operating Income                            140,344       146,214          -       286,558

      Other Income and (deductions)                13,718         8,121          -        21,839
      Cont.to charitable foundation (Note 12)      15,000             -          -        15,000
      Interest charges and
        preferred dividends                        48,839        36,453          -        85,292

      Income from continuing operations
        before income taxes                        90,223       117,882          -       208,105

      Income taxes                                 33,394        42,006          -        75,400
      Income from continuing operations            56,829        75,876          -       132,705
      Gain on sale of discontinued
        operations, net of income taxes
        of $35,048 (Note 13)                       51,805             -          -        51,805
      Income before cumulative effect of
       change in accounting principle             108,634        75,876          -       184,510
      Cumulative effect of change in
        accounting for post-employment
        benefits, net of income taxes of
        $2,280 (Note 14)                           (3,369)            -          -        (3,369)

      Net Income                              $   105,265   $    75,876   $      -   $   181,141

      Average common shares outstanding
         (Note 4)                                  65,982        37,818     25,338       129,138

      Earnings per share of common stock
        From continuing operations            $      0.86   $      2.01   $      -   $      1.03
        Gain on sale of discontinued
          operations                                 0.79             -          -          0.40
        Cumulative effect of accounting
          change                                    (0.05)            -          -         (0.03)

           Total                              $      1.60   $      2.01   $      -   $      1.40
      See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                                   LG&E ENERGY CORP.
                             NOTES TO UNAUDITED PRO FORMA
                        COMBINED CONDENSED FINANCIAL STATEMENTS



         1. Reclassifications have been made to certain as reported account balances reflected in KU Energy's financial statements to conform to this reporting presentation. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

         2. Intercompany transactions (power purchased and power sales transactions) between LG&E Energy and KU Energy during the periods presented were eliminated through pro forma adjustments.

         3. The allocation between LG&E Energy and KU Energy and their customers of the estimated cost savings resulting from the Merger, net of the estimated costs incurred to achieve such savings, and the treatment of transaction costs, will be subject to regulatory review and approval. None of the estimated cost savings or costs to achieve such savings has been reflected in the pro forma combined condensed statements of income. A charge of $4.92 million ($8.25 million, net of income taxes of $3.33 million) to retained earnings and $8.25 million as deferred debits and other assets in the pro forma combined condensed balance sheet has been made to recognize such estimated transaction costs. Transaction costs are currently estimated to be approximately $16.5 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing).

         4. The pro forma combined condensed financial statements reflect the conversion of each share of KU Energy Common Stock (no par value) outstanding into 1.67 shares of LG&E Energy Common Stock (no par value) as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

         5. LG&E Energy's net income for the three months, six months, and twelve months, ended June 30, 1997, includes the effect of an $8.5 million insurance settlement related to the Calgary trading loss discussed in Note 7 below, partially offset by a one-time restructuring charge of $7 million for the consolidation of LG&E Energy's energy marketing group.

         6. LG&E Energy adopted the mark-to-market method of accounting for its energy trading and price risk management activities during 1996. This resulted in an increase in Energy Marketing and Trading revenues and income from operations of $26.2 million for 1996 and $16.6 million for the twelve months ended June 30, 1997. The impact on prior period financial results was immaterial.

         7. LG&E Energy's net income for the year ended December 31, 1996 and twelve months ended June 30, 1997, includes a non-recurring after-tax charge of $17.1 million for losses in its natural gas marketing business resulting from unauthorized transactions

                                      LG&E ENERGY CORP.
                             NOTES TO UNAUDITED PRO FORMA
                       COMBINED CONDENSED FINANCIAL STATEMENTS

             entered into by a marketer in its Calgary, Alberta, office. This charge is reflected in non-recurring charges on the respective statements of income.

         8. KU Energy's net income for the year ended 1996, the twelve months ended June 30, 1997, and the six months ended June 30, 1996 includes a non-recurring write-off of nonutility investments. This charge is reflected in non-recurring charges on the respective statements of income.

         9. 1995 operating revenues were reduced by $28.3 million related to a settlement agreement approved by the Kentucky Commission on December 8, 1995, which resolved numerous legal and regulatory proceedings to determine the appropriate ratemaking treatment to implement the Kentucky Commission's 1988 decision that LG&E should not be allowed to recover 25 percent of the cost of Trimble County Unit 1 (Trimble County) from ratepayers.

        10. Electric utility revenues and fuel and power purchased costs for KU Energy for 1994 were reduced by $19.4 million and $23.1 million, respectively, resulting from refunds made pursuant to regulatory orders related to the resolution of a coal contract dispute. The difference between the reduction in operating revenues and the reduction in fuel expense is attributable to incurred litigation costs, fuel cost savings related to opportunity sales and costs incurred to administer the refund plan. These amounts were retained by Kentucky Utilities pursuant to regulatory orders.

        11. LG&E Energy's 1994 net income includes pre-tax non-recurring charges of $48.7 million. As part of a study of its business strategy and realignment during 1994, LG&E re-evaluated its regulatory strategy which previously had been to seek full recovery of certain costs deferred in accordance with prior precedents established by the Kentucky Commission. As a result of this re-evaluation, LG&E wrote off certain expenses that had previously been deferred amounting to approximately $38.6 million before taxes. While LG&E continues to believe that it could have reasonably expected to recover these costs in future rate proceedings before the Kentucky Commission, LG&E decided to deduct these expenses currently and not seek recovery for such expenses in future rates due to increasing competitive pressures and the existing and anticipated future economic conditions. In addition, a nonutility subsidiary of LG&E Energy recorded a reserve of $10.1 million before taxes for the costs related to vacating leased office space.

        12. LG&E Energy's 1994 net income includes a pre-tax charge of $15 million. This represented an irrevocable payment made to a tax-exempt charitable foundation formed by LG&E Energy in 1994. This charge is reflected in the Contribution to Charitable Foundation on the statements of income.

                                      LG&E ENERGY CORP.
                             NOTES TO UNAUDITED PRO FORMA
                       COMBINED CONDENSED FINANCIAL STATEMENTS



        13. LG&E Energy's 1994 net income includes the recognition of a gain on the sale of its 36.5 percent partnership interest in Natural Gas Clearinghouse for $170 million. The transaction resulted in an after-tax gain of approximately $52 million. This adjustment is reflected as a gain on sale of discontinued operations, net of income taxes.

        14. LG&E Energy's 1994 net income includes an adjustment for a change in accounting for post-employment benefits adopted pursuant to Statement of Financial Accounting Standards No. 112, Employers Accounting for Post-Employment Benefits. This adjustment is reflected as a cumulative effect of change in accounting for post-employment benefits, net of income taxes.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
             (a)  Exhibits.
                  The following exhibits are filed as part of this report:

             Exhibit Number                    Description
                27.01 Financial Data Schedule for KU Energy (required for electronic filing only in accordance with Item 601 (c)(1) of Regulation S-K.)

                27.02         Financial Data Schedule for KU
                              (required for electronic filing only
                              in accordance with Item 601(c)(1) of
                              Regulation S-K.)

                99.01         Cautionary Statements - KU Energy and KU.
                              (Exhibit 99.06 to Form 10-K Annual Report of KU Energy and KU for the year ended December 31,
                              1996).  Incorporated by reference.

             (b) Reports on Form 8-K.
                 (1) KU Energy and KU filed a Form 8-K dated May 20, 1997 to report a merger agreement between KU Energy and LG&E Energy Corp.

                 (2) KU Energy and KU filed a Form 8-K dated May 30, 1997 to file the merger agreement dated May 21, 1997 between KU Energy and LG&E Energy and related exhibits.

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



                                                KU ENERGY CORPORATION and
                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrants)



        Date  August 12, 1997                   /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman and President





        Date  August 12, 1997                   /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller