Form 10-Q
period 1997-09-30
KU ENERGY CORP; KENTUCKY UTILITIES CO
filed 1997-11-12
CIK 835715, 55387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                       FORM 10-Q


                   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 1997

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

        KU Energy Corporation:      Common stock, no par value, 37,817,517
                                    shares outstanding at November 11, 1997

        Kentucky Utilities Company: Common  stock,  no  par value, 37,817,878 shares  outstanding and held by KU Energy
                                    Corporation at November 11, 1997

                                 KU ENERGY CORPORATION
                                          AND
                              KENTUCKY UTILITIES COMPANY
                  FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                       CONTENTS*


      PART I.  FINANCIAL INFORMATION                                       Page
               No.

               Item 1:  Financial Statements

                        KU ENERGY CORPORATION

                          Consolidated Statements of Income                  3-4

                          Consolidated Statements of Cash Flows               5

                          Consolidated Balance Sheets                         6

                        KENTUCKY UTILITIES COMPANY

                          Statements of Income                               7-8

                          Statements of Cash Flows                            9

                          Balance Sheets                                     10

               CONDENSED NOTES TO FINANCIAL STATEMENTS OF KU ENERGY
               CORPORATION AND KENTUCKY UTILITIES COMPANY                  11-14

               Item 2:  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

                        KU ENERGY CORPORATION AND KENTUCKY
                        UTILITIES COMPANY                                  15-24

      PART II. OTHER INFORMATION

               Item 1:  Legal Proceedings                                    25

               Item 4:  Submission of Matters to a Vote of
                        Security Holders                                     25

               Item 5: Other Information                                     25

               Item 6:  Exhibits and Reports on Form 8-K                     34


               Signatures                                                    35


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


                                                           For the Three
                                                           Months Ended
                                                           September 30,
                                                         1997         1996

      Operating Revenues                               $192,095     $178,269

      Operating Expenses:
        Fuel, principally coal,
           used in generation                            51,962       48,781
        Electric power purchased                         18,277       15,847
        Other operating expenses                         30,948       32,094
        Maintenance                                      15,167       14,414
        Depreciation                                     21,131       20,235
        Federal and state income taxes                   16,225       13,374
        Other taxes                                       3,755        3,704

            Total Operating Expenses                    157,465      148,449

      Net Operating Income                               34,630       29,820

      Other Income and Deductions:
        Interest and dividend income                        749          638
        Other income and deductions - net                 1,787        2,426

            Total Other Income and Deductions             2,536        3,064

      Income Before Interest and Other Charges           37,166       32,884

      Interest and Other Charges                         10,613       10,391

      Net Income                                       $ 26,553     $ 22,493

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $    .70     $    .60







        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                      (in thousands except for per share amounts)


                                                            For the Nine
                                                            Months Ended
                                                           September 30,
                                                         1997         1996

      Operating Revenues                               $533,864     $536,769

      Operating Expenses:
        Fuel, principally coal,
           used in generation                           138,288      147,885
        Electric power purchased                         55,479       50,940
        Other operating expenses                         93,197       92,818
        Maintenance                                      47,674       46,224
        Depreciation                                     62,970       60,454
        Federal and state income taxes                   37,487       38,710
        Other taxes                                      11,681       11,965

            Total Operating Expenses                    446,776      448,996

      Net Operating Income                               87,088       87,773

      Other Income and Deductions:
        Interest and dividend income                      1,933        2,189
        Other income and deductions - net                 5,962        6,421

            Total Other Income and Deductions             7,895        8,610

      Income Before Interest and Other Charges           94,983       96,383

      Interest and Other Charges                         31,517       31,498

      Net Income                                       $ 63,466     $ 64,885

      Average Common Shares Outstanding                  37,818       37,818

      Earnings Per Common Share                        $   1.68     $   1.72






        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)
                                                                For the
                                                               Nine Months
                                                           Ended September 30,
                                                            1997         1996
     Cash Flows from Operating Activities:
       Net Income                                         $ 63,466     $ 64,885
       Items not requiring (providing) cash currently:
        Depreciation                                        62,970       60,454
        Deferred income taxes and investment tax credit      3,245        1,356
        Changes in current assets and liabilities:
          Change in fuel inventory                           1,892       (5,527)
          Change in accounts receivable                      3,810        2,438
          Change in accounts payable                        (4,866)      (8,340)
          Change in accrued taxes                            2,942        3,948
          Change in accrued utility revenues                   886        8,642
          Change in liability to ratepayers                      -       (6,599)
          Change in escrow funds                                 -        6,599
          Change in other current assets and liabilities     5,336       10,771
        Other--net                                          (6,280)       5,419
     Net Cash Provided by Operating Activities             133,401      144,046

     Cash Flows from Investing Activities:
        Construction expenditures - utility                (68,423)     (72,928)
        Investment in independent power projects            (4,805)      (1,048)
        Proceeds from insurance reimbursements               4,265          211
        Other                                                1,801        1,545
     Net Cash Used by Investing Activities                 (67,162)     (72,220)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                        (24,300)     (25,700)
        Issuance of long-term debt                               -       35,682
        Funds deposited with trustee - net                       -        3,779
        Retirement of long-term debt, incl. premiums           (21)     (36,192)
        Payment of common stock dividends                  (49,919)     (48,785)
     Net Cash Used by Financing Activities                 (74,240)     (71,216)

     Net Increase (Decrease) in Cash and Cash Equivalents   (8,001)         610

     Cash and Cash Equivalents Beginning of Period          30,270       29,492
     Cash and Cash Equivalents End of Period              $ 22,269     $ 30,102

     Supplemental Disclosures
     Cash paid for:
       Interest                                           $ 25,316     $ 24,643
       Income taxes                                       $ 31,748     $ 37,175


        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                    (in thousands)
                                                         As of         As of
                                                        Sept. 30,     Dec. 31,
     ASSETS                                               1997         1996
     Utility Plant:
       Plant in service, at cost                      $ 2,524,395   $ 2,482,812
       Less: Accumulated depreciation                   1,112,102     1,067,911
                                                        1,412,293     1,414,901
       Construction work in progress                       67,890        63,435
                                                        1,480,183     1,478,336
     Current Assets:
       Cash and cash equivalents                           22,269        30,270
       Accounts receivable                                 42,933        50,498
       Accrued utility revenues                            23,353        24,239
       Fuel, principally coal, at average cost             29,003        30,895
       Materials and supplies, at average cost             23,793        21,656
       Other                                                6,121         7,486
                                                          147,472       165,044
     Other Assets:
       Investment in leveraged leases                      27,157        24,650
       Investment in independent power projects             9,357         4,745
       Unamortized loss on reacquired debt                 10,027        10,838
       Other                                               48,846        43,335
                                                           95,387        83,568
           Total Assets                               $ 1,723,042   $ 1,726,948

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                            $   659,049   $   645,513
       Preferred stock                                     40,000        40,000
       Long-term debt                                     546,351       546,373
                                                        1,245,400     1,231,886
     Current Liabilities:
       Long-term debt due within one year                      21            21
       Short-term borrowings                               29,900        54,200
       Accounts payable                                    23,387        28,253
       Accrued interest                                    10,634         8,048
       Accrued taxes                                        6,947         4,005
       Customer deposits                                    9,655         8,746
       Accrued payroll and vacations                       12,119         9,921
       Other                                                7,874         5,954
                                                          100,537       119,148
     Other Liabilities:
       Accumulated deferred income taxes                  250,074       242,674
       Accumulated deferred investment tax credits         27,127        30,167
       Regulatory tax liability                            51,773        54,388
       Other                                               48,131        48,685
                                                          377,105       375,914
           Total Capitalization and Liabilities       $ 1,723,042   $ 1,726,948




        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                      (Unaudited)
                                    (in thousands)
                                                             For the Three
                                                             Months Ended
                                                             September 30,
                                                            1997      1996


        Operating Revenues                                $192,102  $178,275

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               51,962    48,781
          Electric power purchased                          18,277    15,847
          Other operating expenses                          29,851    31,348
          Maintenance                                       15,165    14,412
          Depreciation                                      21,084    20,189
          Federal and state income taxes                    16,703    13,585
          Other taxes                                        3,717     3,656

               Total Operating Expenses                    156,759   147,818

        Net Operating Income                                35,343    30,457

        Other Income and Deductions:
          Interest and dividend income                         546       370
          Other income and deductions - net                  1,082     1,709

               Total Other Income and Deductions             1,628     2,079

        Income Before Interest Charges                      36,971    32,536

        Interest Charges                                    10,047     9,812

        Net Income                                          26,924    22,724

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $ 26,360  $ 22,160







        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                      (Unaudited)
                                    (in thousands)
                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                            1997      1996


        Operating Revenues                                $533,884  $536,787

        Operating Expenses:
          Fuel, principally coal,
           used in generation                              138,288   147,885
          Electric power purchased                          55,479    50,940
          Other operating expenses                          91,122    91,250
          Maintenance                                       47,666    46,218
          Depreciation                                      62,830    60,314
          Federal and state income taxes                    38,445    39,136
          Other taxes                                       11,545    11,736

               Total Operating Expenses                    445,375   447,479

        Net Operating Income                                88,509    89,308

        Other Income and Deductions:
          Interest and dividend income                       1,265     1,384
          Other income and deductions - net                  4,019     5,515

               Total Other Income and Deductions             5,284     6,899

        Income Before Interest Charges                      93,793    96,207

        Interest Charges                                    29,820    29,790

        Net Income                                          63,973    66,417

        Preferred Stock Dividend Requirements                1,692     1,692

        Net Income Applicable to Common Stock             $ 62,281  $ 64,725





        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (in thousands)
                                                              For the Nine
                                                              Months Ended
                                                              September 30,
                                                            1997       1996
        Cash Flows from Operating Activities:
          Net Income                                     $ 63,973   $ 66,417
          Items not requiring (providing) cash currently:
            Depreciation                                   62,830     60,314
            Deferred income taxes
              and investment tax credit                       204       (214)
            Changes in current assets and liabilities:
              Change in fuel inventory                      1,892     (5,527)
              Change in accounts receivable                 4,274      2,230
              Change in accounts payable                   (5,152)    (8,363)
              Change in accrued taxes                       4,045      4,027
              Change in accrued utility revenues              886      8,642
              Change in liability to ratepayers                 -     (6,599)
              Change in escrow funds                            -      6,599
              Change in other current assets
               and liabilities                              5,372     10,634
            Other--net                                      1,374      6,906

        Net Cash Provided by Operating Activities         139,698    145,066

        Cash Flows from Investing Activities:

          Construction expenditures - utility             (68,423)   (72,928)
          Proceeds from insurance reimbursements            4,265        211

        Net Cash Used by Investing Activities             (64,158)   (72,717)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                     (24,300)   (25,700)
          Issuance of long-term debt                            -     35,682
          Funds deposited with trustee - net                    -      3,779
          Retirement of long-term debt, incl. premiums        (21)   (36,192)
          Payment of dividends                            (51,611)   (50,477)

        Net Cash Used by Financing Activities             (75,932)   (72,908)

        Net Decrease in Cash and Cash Equivalents            (392)      (559)

        Cash and Cash Equivalents Beginning of Period       5,719      5,697

        Cash and Cash Equivalents End of Period          $  5,327   $  5,138

        Supplemental Disclosures
        Cash paid for:
          Interest                                       $ 25,316   $ 24,643
          Income taxes                                   $ 32,810   $ 38,010



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                      (Unaudited)
                                    (in thousands)

                                                        As of       As of
                                                      Sept. 30,    Dec. 31,
                                                         1997        1996
        ASSETS
        Utility Plant:
          Plant in service, at cost                   $2,524,395  $2,482,812
          Less: Accumulated depreciation               1,112,102   1,067,911
                                                       1,412,293   1,414,901
          Construction work in progress                   67,890      63,435
                                                       1,480,183   1,478,336
        Current Assets:
          Cash and cash equivalents                        5,327       5,719
          Accounts receivable                             42,553      50,582
          Accrued utility revenues                        23,353      24,239
          Fuel, principally coal, at average cost         29,003      30,895
          Materials and supplies, at average cost         23,793      21,656
          Other                                            6,121       7,486
                                                         130,150     140,577
        Other Assets:
          Unamortized loss on reacquired debt             10,027      10,838
          Other                                           45,547      43,304
                                                          55,574      54,142
               Total Assets                           $1,665,907  $1,673,055

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                         $  607,758  $  595,397
          Preferred stock                                 40,000      40,000
          Long-term debt                                 546,351     546,373
                                                       1,194,109   1,181,770
        Current Liabilities:
          Long-term debt due within one year                  21          21
          Short-term borrowings                           29,900      54,200
          Accounts payable                                23,808      28,960
          Accrued interest                                10,634       8,048
          Accrued taxes                                    9,428       5,383
          Customer deposits                                9,655       8,746
          Accrued payroll and vacations                   12,059       9,862
          Other                                            7,687       5,728
                                                         103,192     120,948
        Other Liabilities:
          Accumulated deferred income taxes              242,900     238,542
          Accumulated deferred investment tax credits     27,127      30,167
          Regulatory tax liability                        51,773      54,388
          Other                                           46,806      47,240
                                                         368,606     370,337
               Total Capitalization and Liabilities   $1,665,907  $1,673,055





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

        September 30, 1997 presentation.



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

        Federal  Clean  Air  Act as amended.  KU's environmental surcharge was approved  by the Kentucky Public Service Commission (PSC) in July 1994

        and  was  implemented in August 1994.  The total surcharge collections from  August  1,  1994  through  September 30, 1997 were approximately

        $55 million.

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

        The  PSC and KU appealed that part of the judgment denying recovery of certain  environmental expenditures characterized by the Circuit Court as  having  been incurred before January 1, 1993.  The PSC has ordered all  surcharge  revenues collected by KU from February 1, 1995 subject to  refund  pending  final  determination  of  all appeals.  The total surcharge collections from February 1, 1995 through September 30, 1997 were approximately $51 million.

             KU  believes  the constitutionality of the surcharge statute will be  upheld,  but  it  cannot  predict  the outcome of that part of the

        Circuit  Court  judgment disallowing recovery of certain environmental expenditures  characterized  by  the  Circuit  Court  as  having  been incurred  before  January  1,  1993.  If the Circuit Court judgment is ultimately upheld as entered, KU estimates that the amount it would be required  to  refund  (which  is based solely on costs associated with

                          KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

        certain  environmental expenditures characterized by the Circuit Court as  having  been  incurred  before  January  1,  1993)  for  surcharge collections through September 30, 1997, from the implementation of the surcharge  would  be  approximately  $14 million, and from February 1,

        1995  would  be  approximately  $12 million.  At this time, KU has not recorded any reserve for refund.



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



        FINANCIAL CONDITION

             At    September  30,  1997,  KU's  short-term  borrowings  were

        $29.9  million  compared  to  $54.2 million at December 31, 1996.  The short-term  borrowings have been used primarily to temporarily finance ongoing  construction expenditures and general corporate requirements.

        The  decrease  between September 30, 1997 and December 31, 1996 is due primarily  to  cash provided by operations exceeding cash required for investing  and  financing  activities  (exclusive  of  short-term borrowings) through the third quarter of 1997.



        RESULTS OF OPERATIONS

        Quarter ended September 30, 1997 compared to the Quarter ended September 30, 1996

             The  Company's  earnings  per  common  share for the three-month period  ended  September  30,  1997 were $.70 compared to $.60 for the

        corresponding  period  of  1996.    The  increase was primarily due to

        increases  in  kilowatt-hour sales throughout the retail sector and to an  increase  in  sales  for resale.  The increase in retail sales was primarily  the  result  of warmer weather in the third quarter of 1997 when  compared  to  1996  and  to  an  increase in sales to industrial

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        customers.

             The   changes  in  operating  revenues  and  kilowatt-hour  sales described  below  are  for  the  Company.  The only difference between changes  in  operating revenues for the Company and operating revenues

        for   KU  is  intercompany  revenues  that  are  eliminated  in  the

        consolidated  financial  statements.    These intercompany amounts are

        immaterial.

                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended Sept. 30, 1997
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                 5        $  2,966
        Commercial                                  5           1,982
        Industrial                                 11           3,535
        Mine Power                                  -             178
        Public Authorities                          5             705
            Total Retail Sales                      6           9,366
        Sales for Resale                            4           3,863
        Miscellaneous Revenues & Other              -             597
            Total                                   6        $ 13,826


             Operating  revenues  increased  $13.8 million (8%).  The increase reflects  a  6%  increase  in  kilowatt-hour  sales.  The increases in residential  and commercial sales were primarily due to warmer weather during  the third quarter of 1997 compared to the corresponding period

        of  1996.    KU  set an all-time record peak demand for electricity of

        3,510  megawatts  on  July 28, 1997.  The increase in industrial sales reflects continued economic growth in the manufacturing sector of KU's

        service  area.    The  increase in sales for resale (893,622 megawatt-

        hours  versus  855,475  megawatt-hours) was primarily due to increased demand.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Fuel  expense  increased $3.2 million (7%).  The increase in fuel expense was primarily attributable to a 3% increase in million British thermal  units  (MBTU) used and to a 3% increase in the cost per MBTU.

        The  increased  consumption  was  primarily  caused  by the previously mentioned increase in kilowatt-hour sales.

             Purchased  power  expense  increased  $2.4  million  (15%).   The

        increase  was  primarily  due  to  an  18%  increase  in megawatt-hour purchases  resulting  from  increased availability of surplus power on favorable pricing terms.

             Federal and state income taxes increased $2.9 million (21%).  The increase was primarily attributable to an increase in pretax income.

        Nine Months ended September 30, 1997 compared to the Nine Months ended September 30, 1996

             The Company's earnings per common share for the nine-month period ended  September  30,  1997  were  $1.68  compared  to  $1.72  for the corresponding period of 1996.  The decrease was primarily due to lower residential  and commercial sales as a result of milder weather during the  first  half  of  1997  when  compared to the same period of 1996,

        offset  somewhat  by  the  warmer weather in the third quarter of 1997 compared to the third quarter of 1996 and also by an increase in sales to  industrial  customers in the first nine months of 1997 compared to the same period of 1996.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Nine Months
                                                 Ended Sept. 30, 1997
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                (4)       $ (8,561)
        Commercial                                 (1)         (1,507)
        Industrial                                  8           6,391
        Mine Power                                  3              86
        Public Authorities                          -            (355)
            Total Retail Sales                      1          (3,946)
        Sales for Resale                           (5)            614
        Miscellaneous Revenues & Other              -             427
            Total                                   -        $ (2,905)

             Operating  revenues  were fairly flat compared to the same period of 1996, decreasing only $2.9 million (1%) which reflects a decline in residential  and  commercial sales offset by an increase in industrial

        sales.    The  decreases  in  residential  and  commercial  sales were primarily due to milder weather during the first half of 1997 compared to  the  corresponding  period  of 1996, offset somewhat by the warmer weather  in the third quarter of 1997 compared to the third quarter of

        1996.    The  increase in industrial sales reflects continued economic growth in the manufacturing sector of KU's service area.  About 18% of the industrial sales increase was due to greater sales to Toyota Motor

        Manufacturing U.S.A., Inc., KU's largest customer.  Although sales for resale  declined  (2,442,727 megawatt-hours versus 2,574,604 megawatt-

        hours),  revenues  increased  due  to  higher prices per megawatt-hour compared to the same period of 1996.

             Fuel  expense  decreased  $9.6  million  (6%).   The decrease was

        primarily  due  to  a  4%  decrease  in  MBTU  used.    The  decreased

        consumption   was  due  primarily  to  an  increase  in  kilowatt-hour

        purchases discussed below.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Purchased  power  expense  increased  $4.5  million  (9%).    The

        increase  was  primarily  due  to  a  17%  increase  in  megawatt-hour purchases  resulting  from  increased availability of surplus power on favorable pricing terms.

             Federal  and state income taxes decreased $1.2 million (3%).  The decrease was primarily attributable to a decline in pretax income.



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

        (SCC),  the  Federal  Energy Regulatory Commission (FERC), the SEC and

        the  Federal  Trade  Commission.   The approval process is expected to

        take  approximately  12  to  18  months  from  the  date of the Merger

        Agreement.   Further details about the proposed merger are provided in

        KU Energy's current reports on Form 8-K, filed with the SEC on May 21,

        1997 and May 30, 1997.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             In   July,  1997,    KU  Energy  and  LG&E  Energy  filed  joint

        applications for approval of the Merger with the PSC and the SCC.  The

        PSC  approved  the  proposed Merger on September 12, 1997, making only minor  changes  to  the regulatory plan proposed by KU Energy and LG&E

        Energy.   Further details about the PSC's Order approving the proposed

        Merger  are  provided  in KU Energy's current report on Form 8-K dated

        September  12,  1997  filed  with  the  SEC on September 19, 1997.  At special  meetings  held  October 14, 1997, the shareholders of both KU

        Energy  and  LG&E Energy approved the Merger.  The SCC issued an order to  extend  the date it was required to rule on approval of the Merger by 120 days to January 21, 1998.  A joint application for approval was filed  with  the  FERC on October 9, 1997.  The Company cannot predict when  the  remaining  regulatory  approvals  will be completed or what conditions, if any, may be attached to such approvals.



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




        UTILITY ISSUES

        Competition

             Refer  to  Managements'  Discussion and Analysis incorporated by reference  in  the 1996 Annual Report on Form 10-K of KU Energy and KU

        under  the  heading  Utility Issues - Competition  for a discussion of

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

        upheld  as  entered, KU estimates that the amount it would be required to  refund  (which  is  based  solely on costs associated with certain environmental  expenditures characterized by the state court as having been  incurred  before  January  1,  1993)  for  surcharge collections through  September  30, 1997, from the implementation of the surcharge would be approximately $14 million, and from February 1, 1995 would be

        approximately  $12  million.    At  this time, KU has not recorded any

        reserve for refund.  For additional discussion, refer to Note 2 of the

        Condensed  Notes  to  Financial  Statements,    Environmental  Cost

        Recovery.



        Nitrogen Oxide Emissions Reductions

             The  Environmental  Protection Agency (EPA) issued final rules on

        July  18, 1997 revising the National Ambient Air Quality Standards for

        ozone  and  particulate  matter.   The revised standards would require

        significant  reductions in sulfur dioxide and nitrogen oxide emissions from  coal-fired boilers (including those at KU's generating stations)

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        beginning  in  2004.   Certain implementation proposals, which are not

        yet  finalized,  would  target coal-fired utilities in the Midwest and

        South,  including Kentucky, for more substantial reductions than other areas  and other sources of emissions.  Implementation methods will be determined  by  the  EPA  as well as state regulatory authorities.  KU believes that the costs relating to compliance with the new standards,

        including  capital costs, as well as associated increases in operating and  maintenance costs, are likely to be substantial, but in any event would  qualify  for  recovery  from  customers under its environmental surcharge  mechanism,  subject  to  PSC  approval.  (See Note 2 of the

        Condensed  Notes  to  Financial  Statements,    Environmental  Cost

        Recovery).  KU will continue to closely monitor developments in this area  and  anticipates  that the exact nature of the impact of the new standards on its operations will not be known for some time.



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

        No.  47,    Disclosure of Long-Term Obligations.   Both statements are

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        effective  for  fiscal  years  ending  after  December  15, 1997.  The

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

        Such  forward  looking  statements  include  those  under Managements'

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

        Such  statements  are  based  on  management  s  belief,  judgment and analysis  as  well as assumptions made by and information available to management  at  the  date  hereof.  In addition to any assumptions and

        cautionary   factors  referred  to  specifically  in  this  report  in

        connection  with  such  forward looking statements, factors that could cause  actual  results to differ materially from those contemplated by the  forward  looking  statements  include  unanticipated  or  adverse decisions  in  regulatory  proceedings or litigation and other matters detailed  in  Exhibit 99.06, Cautionary Statements, to the 1996 Annual

        Report  on  Form  10-K  of  KU  Energy  and KU, incorporated herein by reference.

                             PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

             See Note 2 of the Condensed Notes to Financial Statements, Environmental Cost Recovery, for a discussion of KU's environmental surcharge.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the October 14, 1997, Special Meeting of Shareholders, the following proposal was acted upon and approved.

             (a) To consider and vote upon the adoption and approval of the
                 Agreement and Plan of Merger, dated as of May 20, 1997, between LG&E Energy Corp. and KU Energy Corporation.

                 Affirming        Negative                         Broker
                   Votes            Votes       Abstentions       Non-Votes

                29,113,099         441,062        943,712            0

          The Merger was approved by 77% of the outstanding common shares and by 95% of those shares represented at the meeting.

          ITEM 5.  OTHER INFORMATION

          Unaudited Pro Forma Combined Condensed Consolidated Financial Information

              The following unaudited pro forma financial information combines the historical balance sheets and statements of income of LG&E Energy and KU Energy, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at September 30, 1997 gives effect to the Merger as if it had occurred at September 30, 1997. The unaudited pro forma combined condensed statements of income for all periods give effect to the Merger as if it had occurred at January 1, 1996. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. The pro forma financial information does not give effect to the expected synergies of the transaction.

              The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of LG&E Energy and KU Energy as included in their respective Annual Reports on Form 10-K for the year ended December 31, 1996. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date as of which, or at the beginning of the periods for which, the Merger is being given effect, nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of seasonal fluctuations in temperature and other weather-related factors on the operations of LG&E Energy and KU Energy, financial results for the three- and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of trends for any twelve-month period.


                                   LG&E ENERGY CORP.
                        UNAUDITED PRO FORMA COMBINED CONDENSED
                                     BALANCE SHEET
                                 At September 30, 1997
                                (Thousands of Dollars)

                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)

       ASSETS
       Current assets:
         Cash and temporary cash investments $   155,703   $    22,269    $      -   $   177,972
         Marketable securities                    11,317             -           -        11,317
         Accounts receivable - less reserve      455,276        66,286         (11)      521,551
         Materials and supplies - primarily
           at average cost:
           Fuel (predominately coal)              16,128        29,003           -        45,131
           Gas stored underground                 42,346             -           -        42,346
           Other                                  32,662        23,793           -        56,455
         Price risk management assets             83,105             -           -        83,105
         Prepayments and other                     4,927         6,121           -        11,048
           Total current assets                  801,464       147,472         (11)      948,925


       Utility plant, at original cost:
         Electric                              2,258,247     2,592,285           -     4,850,532
         Gas                                     345,023             -           -       345,023
         Common                                  142,104             -           -       142,104
           Gross utility plant                 2,745,374     2,592,285           -     5,337,659
         Less: reserve for depreciation        1,057,511     1,112,102           -     2,169,613
           Net utility plant                   1,687,863     1,480,183           -     3,168,046


       Other property and investments
         - less reserve:
         Investments in affiliates               172,339         2,180           -       174,519
         Non-utility property and plant, net     407,650         2,690           -       410,340
         Price risk management assets             42,400             -           -        42,400
         Other                                    22,332        41,788           -        64,120
           Total other property and
             investments                         644,721        46,658           -       691,379


       Deferred debits and other assets          113,869        48,729       8,250       170,848


           Total assets                      $ 3,247,917   $ 1,723,042    $  8,239   $ 4,979,198


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.



                                    LG&E ENERGY CORP.
                        UNAUDITED PRO FORMA COMBINED CONDENSED
                                     BALANCE SHEET
                                 At September 30, 1997
                                (Thousands of Dollars)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)

       CAPITAL AND LIABILITIES
       Current liabilities:
         Long term debt due within one year   $    20,000  $        21    $      -  $    20,021
         Notes payable                            289,161       29,900           -      319,061
         Accounts payable                         418,162       23,387      16,489      458,038
         Trimble County settlement                 14,032            -           -       14,032
         Accrued taxes                             27,012        6,947      (3,330)      30,629
         Price risk management liabilities        108,962            -           -      108,962
         Other                                     80,773       40,282           -      121,055
           Total current liabilities              958,102      100,537      13,159    1,071,798

       Long-Term Debt                             664,315      546,351           -    1,210,666

       Deferred credits and other liabilities:
         Accumulated deferred income taxes        310,262      250,074           -      560,336
         Investment tax credit, in process
           of amortization                         76,783       27,127           -      103,910
         Regulatory liability                      74,756       52,454           -      127,210
         Price risk management liabilities         13,018            -           -       13,018
         Other                                    121,482       47,450           -      168,932
           Total deferred credits and
             other liabilities                    596,301      377,105           -      973,406

       Minority interests                         104,901            -           -      104,901

       Cumulative preferred stock                  95,328       40,000           -      135,328
       Common equity                              828,970      659,049      (4,920)   1,483,099
         Total capital and liabilities        $ 3,247,917  $ 1,723,042    $  8,239  $ 4,979,198


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.



                                    LG&E ENERGY CORP.
               UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                          Three Months Ended September 30, 1997
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                             (Note 1)     (Note 2)     (Note 3)

       Revenues
         Energy marketing and trading        $   855,741   $         -    $      -  $   855,741
         Electric utility                        189,638       192,095         (39)     381,694
         Gas utility                              18,953             -           -       18,953
         Other                                    49,189         1,521           -       50,710
           Total revenues                      1,113,521       193,616         (39)   1,307,098

       Cost of revenues
         Energy marketing and trading            857,789             -           -      857,789
         Fuel and power purchased                 46,807        70,239         (39)     117,007
         Gas supply expenses                      11,541             -           -       11,541
         Other                                    26,829             -           -       26,829
           Total cost of revenues                942,966        70,239         (39)   1,013,166

       Gross Profit                              170,555       123,377           -      293,932

       Operating expenses
         Operation and maintenance
           Utility                                55,744        48,734           -      104,478
           Energy marketing and trading
             and other                            22,759         1,350           -       24,109
         Depreciation and amortization            30,852        21,131           -       51,983
         Non-recurring charges                         -             -           -            -
           Total operating expenses              109,355        71,215           -      180,570

       Equity in earnings of joint ventures        5,985             -           -        5,985

       Operating Income                           67,185        52,162           -      119,347

       Other Income and (deductions)               1,368           741           -        2,109
       Interest charges, minority interest
         and preferred dividends                  20,347        10,613           -       30,960

       Income before income taxes                 48,206        42,290           -       90,496

       Income taxes                               19,013        15,737           -       34,750

       Net Income (Note 5)                   $    29,193   $    26,553    $      -  $    55,746

       Average common shares outstanding
         (Note 4)                                 66,491        37,818      25,338      129,647

       Earnings per share of common stock    $       .44   $       .70    $      -  $       .43


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                         Three Months Ended September 30, 1996
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)

       Revenues
         Energy marketing and trading         $   645,163   $        -    $      -   $   645,163
         Electric utility                         183,624      178,269         (67)      361,826
         Gas utility                               20,306            -           -        20,306
         Other                                      4,835        1,115           -         5,950
           Total revenues                         853,928      179,384         (67)    1,033,245

       Cost of revenues
         Energy marketing and trading             635,375            -         (47)      635,328
         Fuel and power purchased                  43,377       64,628         (20)      107,985
         Gas supply expenses                       13,327            -           -        13,327
         Other                                      3,323            -           -         3,323
           Total cost of revenues                 695,402       64,628         (67)      759,963

       Gross Profit                               158,526      114,756           -       273,282

       Operating expenses
         Operation and maintenance
           Utility                                 48,928       49,416           -        98,344
           Energy marketing and trading
             and other                             15,910          796           -        16,706
         Depreciation and amortization             25,893       20,235           -        46,128
           Total operating expenses                90,731       70,447           -       161,178

       Equity in earnings of joint ventures         2,512            -           -         2,512

       Operating Income                            70,307       44,309           -       114,616

       Other Income and (deductions)                1,812        1,296           -         3,108
       Interest charges and preferred dividends    12,525       10,391           -        22,916

       Income before income taxes                  59,594       35,214           -        94,808

       Income taxes                                17,858       12,721           -        30,579

       Net Income                             $    41,736   $   22,493    $      -   $    64,229

       Average common shares outstanding
         (Note 4)                                  66,307       37,818      25,338       129,463

       Earnings per share of common stock     $       .63   $      .60    $      -   $       .50


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.



                                   LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                         Nine Months Ended September 30, 1997
                     (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                             (Note 1)     (Note 2)     (Note 3)

       Revenues
         Energy marketing and trading        $ 2,436,707   $         -    $     (4) $ 2,436,703
         Electric utility                        464,689       533,864        (278)     998,275
         Gas utility                             149,882             -           -      149,882
         Other                                   113,052         4,248           -      117,300
           Total revenues                      3,164,330       538,112        (282)   3,702,160

       Cost of revenues
         Energy marketing and trading          2,412,118             -         (14)   2,412,104
         Fuel and power purchased                120,233       193,767        (268)     313,732
         Gas supply expenses                     100,510             -           -      100,510
         Other                                    64,422             -           -       64,422
           Total cost of revenues              2,697,283       193,767        (282)   2,890,768

       Gross Profit                              467,047       344,345           -      811,392

       Operating expenses
         Operation and maintenance
           Utility                               165,140       150,334           -      315,474
           Energy marketing and trading
             and other                            66,458         2,811           -       69,269
         Depreciation and amortization            87,614        62,970           -      150,584
         Non-recurring charges                      (592)            -           -         (592)
           Total operating expenses              318,620       216,115           -      534,735

       Equity in earnings of joint ventures       14,926             -           -       14,926

       Operating Income                          163,353       128,230           -      291,583

       Other Income and (deductions)               7,140         3,100           -       10,240
       Interest charges, minority interest
         and preferred dividends                  54,805        31,517           -       86,322

       Income before income taxes                115,688        99,813           -      215,501

       Income taxes                               43,639        36,347           -       79,986

       Net Income (Note 5)                   $    72,049   $    63,466    $      -  $   135,515

       Average common shares outstanding
         (Note 4)                                 66,453        37,818      25,338      129,609

       Earnings per share of common stock    $      1.08   $      1.68    $      -  $      1.05


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                    LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                          Nine months Ended September 30, 1996
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)

       Revenues
         Energy marketing and trading         $ 1,863,877   $        -    $      -   $ 1,863,877
         Electric utility                         471,300      536,769        (642)    1,007,427
         Gas utility                              140,724            -           -       140,724
         Other                                     14,369        3,325           -        17,694
           Total revenues                       2,490,270      540,094        (642)    3,029,722

       Cost of revenues
         Energy marketing and trading           1,813,641            -        (234)    1,813,407
         Fuel and power purchased                 124,256      198,825        (408)      322,673
         Gas supply expenses                       90,211            -           -        90,211
         Other                                     10,270            -           -        10,270
           Total cost of revenues               2,038,378      198,825        (642)    2,236,561

       Gross Profit                               451,892      341,269           -       793,161

       Operating expenses
         Operation and maintenance
           Utility                                159,420      149,204           -       308,624
           Energy marketing and trading
             and other                             48,341        1,803           -        50,144
         Depreciation and amortization             77,385       60,454           -       137,839
         Non-recurring charges (Note 7)                 -        1,480           -         1,480
           Total operating expenses               285,146      212,941           -       498,087

       Equity in earnings of joint ventures        11,313            -           -        11,313

       Operating Income                           178,059      128,328           -       306,387

       Other Income and (deductions)                3,353        4,798           -         8,151
       Interest charges and preferred dividends    40,404       31,498           -        71,902

       Income before income taxes                 141,008      101,628           -       242,636

       Income taxes                                48,355       36,743           -        85,098

       Net Income                             $    92,653   $   64,885    $      -   $   157,538

       Average common shares outstanding
         (Note 4)                                  66,278       37,818      25,338       129,434

       Earnings per share of common stock     $      1.40   $     1.72    $      -   $      1.22


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.



                                                  -32-

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

       3. Merger-related transaction costs are currently estimated to be approximately $16.5 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of the estimated cost savings resulting from the Merger or costs to achieve such savings has been reflected in the pro forma combined condensed statements of income. A charge of $4.92 million
             ($8.25 million, net of income taxes of $3.33 million) to retained earnings and $8.25 million as deferred debits and other assets in the pro forma combined condensed balance sheet has been made to recognize such estimated transaction costs.

       4. The pro forma combined condensed financial statements reflect the conversion of each share of KU Energy Common Stock (no par value) outstanding into 1.67 shares of LG&E Energy Common Stock (no par value) as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

       5. LG&E Energy's net income for the nine months ended September 30, 1997, includes the receipt of an $8.5 million insurance settlement related to losses resulting from unauthorized transactions entered into in 1996 by a marketer in the Company's Calgary, Alberta, office. A one-time restructuring charge of $7.5 million for the consolidation of LG&E Energy's energy marketing group partially offsets the insurance recovery.

       6. LG&E Energy adopted the mark-to-market method of accounting for its energy trading and price risk management activities during 1996. This resulted in increases in energy marketing and trading revenues and income from operations of $1.1 million for the three months ended September 30, 1996, and $10.6 million for the nine months ended September 30, 1996. The impact on prior period financial results was immaterial.

       7. KU Energy's net income for the nine months ended September 30, 1996 includes a nonrecurring write-off of nonutility investments. This charge is reflected in nonrecurring charges on the income statement.

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

        (b)  Reports on Form 8-K.

             KU Energy and KU filed a report on Form 8-K dated September 12, 1997 to report an order by the Kentucky Public Service Commission approving the proposed merger of KU Energy with LG&E Energy Corp.

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



                                                KU ENERGY CORPORATION and
                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrants)



        Date  November 11, 1997                 /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Chairman and President





        Date  November 11, 1997                 /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Controller