Form 10-Q
period 1998-03-31
KU ENERGY CORP; KENTUCKY UTILITIES CO
filed 1998-05-14
CIK 835715, 55387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                       FORM 10-Q


                   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1998

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

        KU Energy Corporation:      Common stock, no par value, none

        Kentucky Utilities Company: Common  stock,  no  par value, 37,817,878
                                    shares   outstanding  and  held  by  LG&E
                                    Energy Corp. at May 13, 1998

                                 KU ENERGY CORPORATION
                                          AND
                              KENTUCKY UTILITIES COMPANY
                    FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998*

                                       CONTENTS


      PART I.  FINANCIAL INFORMATION                                    Page No.

               Item 1:  Financial Statements

                        KU ENERGY CORPORATION

                          Consolidated Statements of Income                   3

                          Consolidated Statements of Cash Flows               4

                          Consolidated Balance Sheets                         5

                        KENTUCKY UTILITIES COMPANY

                          Statements of Income                                6

                          Statements of Cash Flows                            7

                          Balance Sheets                                      8

               CONDENSED NOTES TO FINANCIAL STATEMENTS OF KU ENERGY
               CORPORATION AND KENTUCKY UTILITIES COMPANY                   9-13

               Item 2:  Managements  Discussion and Analysis of
                        Financial Condition and Results of Operations

                        KU ENERGY CORPORATION AND KENTUCKY
                        UTILITIES COMPANY                                  14-21

      PART II. OTHER INFORMATION

               Item 1:  Legal Proceedings                                    22

               Item 5:  Other Information                                    22

               Item 6:  Exhibits and Reports on Form 8-K                     28


               Signatures                                                    29


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


                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                         1998         1997

      Operating Revenues                               $183,210     $178,908

      Operating Expenses:
        Fuel, principally coal,
           used in generation                            48,347       44,713
        Electric power purchased                         17,989       17,603
        Other operating expenses                         30,400       31,156
        Maintenance                                      13,335       12,013
        Depreciation                                     21,533       20,882
        Federal and state income taxes                   14,738       15,334
        Other taxes                                       4,172        4,071

            Total Operating Expenses                    150,514      145,772

      Net Operating Income                               32,696       33,136

      Other Income and Deductions:
        Interest and dividend income                        628          612
        Other income and deductions - net                 2,351        1,555

            Total Other Income and Deductions             2,979        2,167

      Income Before Interest and Other Charges           35,675       35,303

      Interest and Other Charges                         10,270       10,440

      Net Income                                       $ 25,405     $ 24,863

      Average Common Shares Outstanding                  37,818       37,818

      Basic Earnings Per Common Share                  $    .67     $    .66




        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                              (in thousands of dollars)


                                                                For the
                                                              Three Months
                                                             Ended March 31,
                                                            1998         1997
     Cash Flows from Operating Activities:
       Net Income                                         $ 25,405     $ 24,863
       Items not requiring (providing) cash currently:
        Depreciation                                        21,533       20,882
        Deferred income taxes and investment tax credit        250        3,213
        Changes in current assets and liabilities:
          Change in fuel inventory                           4,907        5,646
          Change in accounts receivable                     (1,802)       7,476
          Change in accounts payable                        (1,509)      (3,506)
          Change in accrued taxes                           15,802       13,517
          Change in accrued utility revenues                 6,576          623
          Change in other current assets and liabilities     3,865        4,333
        Other--net                                             369       (4,706)
     Net Cash Provided by Operating Activities              75,396       72,341

     Cash Flows from Investing Activities:
        Construction expenditures - utility                (15,299)     (18,127)
        Investment in independent power projects              (886)      (4,995)
        Proceeds from insurance reimbursements                   8        4,046
        Proceeds from independent power projects             1,356           30
        Other                                                  724          200
     Net Cash Used by Investing Activities                 (14,097)     (18,846)

     Cash Flows from Financing Activities:
        Short-term borrowings - net                        (33,600)     (41,700)
        Retirement of long-term debt, incl. premiums           (21)         (21)
        Payment of common stock dividends                  (17,018)     (16,640)
     Net Cash Used by Financing Activities                 (50,639)     (58,361)

     Net Increase (Decrease) in Cash and Cash Equivalents   10,660       (4,866)

     Cash and Cash Equivalents Beginning of Period          21,726       30,270

     Cash and Cash Equivalents End of Period              $ 32,386     $ 25,404

        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

     Supplemental Disclosures
     Cash paid for:
       Interest                                           $  6,476     $  6,672
       Income taxes                                            500     $   (320)

        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                              (in thousands of dollars)
                                                         As of        As of
                                                        Mar. 31,     Dec. 31,
     ASSETS                                              1998          1997
     Utility Plant:
       Plant in service, at cost                      $ 2,561,149   $ 2,552,695
       Less: Accumulated depreciation                   1,149,284     1,128,282
                                                        1,411,865     1,424,413
       Construction work in progress                       64,079        58,939
                                                        1,475,944     1,483,352
     Current Assets:
       Cash and cash equivalents                           32,386        21,726
       Accounts receivable                                 47,071        45,269
       Accrued utility revenues                            23,092        29,668
       Fuel, principally coal, at average cost             22,892        27,799
       Plant materials and operating supplies,
         at average cost                                   24,147        23,648
       Other                                                6,360         5,769
                                                          155,948       153,879
     Other Assets:
       Investment in leveraged leases                      28,477        28,152
       Investment in independent power projects             9,079         8,730
       Regulatory assets                                   15,291        14,773
       Other                                               51,478        48,376
                                                          104,325       100,031
           Total Assets                               $ 1,736,217   $ 1,737,262

     CAPITALIZATION AND LIABILITIES
     Capitalization:
       Common stock equity                            $   672,509   $   664,122
       Preferred stock                                     40,000        40,000
       Long-term debt                                     546,330       546,351
                                                        1,258,839     1,250,473
     Current Liabilities:
       Long-term debt due within one year                      21            21
       Short-term borrowings                                    -        33,600
       Accounts payable                                    28,052        29,561
       Accrued interest                                    10,576         8,283
       Accrued taxes                                       23,512         7,710
       Customer deposits                                    9,754         9,841
       Accrued payroll and vacations                       12,256        10,407
       Other                                                7,370         6,492
                                                           91,541       105,915
     Other Liabilities:
       Accumulated deferred income taxes                  255,037       252,492
       Accumulated deferred investment tax credits         25,163        26,131
       Regulatory tax liability - net                      49,598        50,904
       Other                                               56,039        51,347
                                                          385,837       380,874
           Total Capitalization and Liabilities       $ 1,736,217   $ 1,737,262



        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                 STATEMENTS OF INCOME
                                      (Unaudited)
                               (in thousands of dollars)



                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                            1998      1997


        Operating Revenues                                $183,219  $178,914

        Operating Expenses:
          Fuel, principally coal,
           used in generation                               48,347    44,713
          Electric power purchased                          17,989    17,603
          Other operating expenses                          29,973    30,788
          Maintenance                                       13,333    12,011
          Depreciation                                      21,486    20,835
          Federal and state income taxes                    14,968    15,527
          Other taxes                                        4,088     4,013
               Total Operating Expenses                    150,184   145,490

        Net Operating Income                                33,035    33,424

        Other Income and Deductions:
          Interest and dividend income                         419       366
          Other income and deductions - net                  1,295     1,046

               Total Other Income and Deductions             1,714     1,412

        Income Before Interest Charges                      34,749    34,836

        Interest Charges                                     9,700     9,875

        Net Income                                          25,049    24,961

        Preferred Stock Dividend Requirements                  564       564

        Net Income Applicable to Common Stock             $ 24,485  $ 24,397


        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                               (in thousands of dollars)


                                                             For the Three
                                                              Months Ended
                                                                March 31,
                                                            1998       1997
        Cash Flows from Operating Activities:
          Net Income                                     $ 25,049   $ 24,961
          Items not requiring (providing) cash currently:
            Depreciation                                   21,486     20,835
            Deferred income taxes
              and investment tax credit                      (121)     1,154
            Changes in current assets and liabilities:
              Change in fuel inventory                      4,907      5,646
              Change in accounts receivable                (1,975)     7,525
              Change in accounts payable                   (5,270)    (4,320)
              Change in accrued taxes                      15,873     15,231
              Change in accrued utility revenues            6,576        623
              Change in other current assets and
                liabilities                                 3,861      4,486
          Other--net                                        2,170     (3,412)
        Net Cash Provided by Operating Activities          72,556     72,729

        Cash Flows from Investing Activities:
          Construction expenditures - utility             (15,299)   (18,127)
          Proceeds from insurance reimbursements                8      4,046
        Net Cash Used by Investing Activities             (15,291)   (14,081)

        Cash Flows from Financing Activities:
          Short-term borrowings - net                     (33,600)   (41,700)
          Retirement of long-term debt, incl. premiums        (21)       (21)
          Payment of dividends                            (17,582)   (17,204)
        Net Cash Used by Financing Activities             (51,203)   (58,925)

        Net Increase (Decrease) in Cash and
          Cash Equivalents                                  6,062       (277)

        Cash and Cash Equivalents Beginning of Period       5,453      5,719

        Cash and Cash Equivalents End of Period          $ 11,515   $  5,442

        Supplemental Disclosures
        Cash paid for:
          Interest                                       $  6,476   $  6,672
          Income taxes                                   $    138   $   (320)




        The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

                              KENTUCKY UTILITIES COMPANY
                                    BALANCE SHEETS
                                      (Unaudited)
                               (in thousands of dollars)

                                                        As of       As of

                                                       Mar. 31,    Dec. 31,
                                                         1998        1997
        ASSETS
        Utility Plant:
          Plant in service, at cost                   $2,561,149  $2,552,695
          Less: Accumulated depreciation               1,149,284   1,128,282
                                                       1,411,865   1,424,413
          Construction work in progress                   64,079      58,939
                                                       1,475,944   1,483,352
        Current Assets:
          Cash and cash equivalents                       11,515       5,453
          Accounts receivable                             46,831      44,856
          Accrued utility revenues                        23,092      29,668
          Fuel, principally coal, at average cost         22,892      27,799
          Plant materials and operating supplies,
            at average cost                               24,147      23,648
          Other                                            6,360       5,769
                                                         134,837     137,193
        Other Assets:
          Regulatory assets                               15,291      14,773
          Other                                           47,664      44,562
                                                          62,955      59,335
               Total Assets                           $1,673,736  $1,679,880

        CAPITALIZATION AND LIABILITIES
        Capitalization:
          Common stock equity                         $  619,762  $  612,295
          Preferred stock                                 40,000      40,000
          Long-term debt                                 546,330     546,351
                                                       1,206,092   1,198,646
        Current Liabilities:
          Long-term debt due within one year                  21          21
          Short-term borrowings                                -      33,600
          Accounts payable                                28,116      33,386
          Accrued interest                                10,576       8,283
          Accrued taxes                                   23,346       7,473
          Customer deposits                                9,754       9,841
          Accrued payroll and vacations                   12,197      10,348
          Other                                            7,090       6,215
                                                          91,100     109,167
        Other Liabilities:
          Accumulated deferred income taxes              247,325     245,150
          Accumulated deferred investment tax credits     25,163      26,131
          Regulatory tax liability - net                  49,598      50,904
          Other                                           54,458      49,882
                                                         376,544     372,067
               Total Capitalization and Liabilities   $1,673,736  $1,679,880




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

        Subsidiaries  (KU Energy or the Company) as well as separate financial

        statements  for  Kentucky  Utilities  Company  (KU).    Pursuant to an

        Agreement and Plan of Merger dated May 20, 1997, between KU Energy and

        LG&E  Energy  Corp. (LG&E Energy), KU Energy merged with and into LG&E

        Energy,  with  LG&E  Energy  as  the  surviving corporation, effective

        May  4,  1998.    As  of  that  date,  KU  Energy's separate corporate

        existence  ceased.    LG&E Energy is a holding company organized under

        the  laws  of Kentucky.  As of May 4, 1998, LG&E Energy's subsidiaries include KU Capital Corporation (KU Capital), a non-utility subsidiary,

        and  KU,  an electric utility, formerly subsidiaries of KU Energy.  KU

        Energy  Corporation  owned,  and  as  of May 4, 1998, LG&E Energy owns

        100 percent of the common equity of KU Capital and KU.  This Form 10-Q is  the  last  report  to  be  made  by KU Energy under the Securities

        Exchange  Act  of 1934 (Exchange Act).  KU will continue to be subject to  Exchange  Act  reporting  requirements.  LG&E Energy and its other

        subsidiaries   will  file  separate  reports  for  the  quarter  ended

        March 31, 1998.

             The  unaudited  statements  have been prepared by the Company and

        KU,  respectively,  pursuant  to  the  rules  and  regulations  of the

        Securities  and  Exchange  Commission  (SEC).  Certain information and footnote  disclosures  normally  included  in  financial  statements prepared  in  accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations,

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)


        although  the  Company  and KU believe the disclosures are adequate to

        make   the  information  presented  not  misleading.    The  Company's

        consolidated  financial  statements should be read in conjunction with the  financial  statements and notes thereto incorporated by reference in  the  Annual  Report  on Form 10-K of KU Energy and KU for the year ended  December  31,  1997;  and the KU financial statements should be read  in  conjunction  with the financial statements and notes thereto included in the Annual Report on Form 10-K of KU Energy and KU for the

        year ended December 31, 1997.

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

        March 31, 1998 presentation.



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

        Federal  Clean  Air  Act as amended.  KU's environmental surcharge was approved  by the Kentucky Public Service Commission (PSC) in July 1994

        and  was  implemented in August 1994.  The total surcharge collections from  August  1,  1994  through  March 31, 1998 were approximately $65 million.

             The PSC's order approving the surcharge and the constitutionality of  the  surcharge  statute  were  challenged  in  the Franklin County

        (Kentucky)  Circuit Court (Circuit Court) in an action brought against

        KU  and  the  PSC  by  the  Attorney General of Kentucky and joined by representatives  of  consumer groups.  In July 1995, the Circuit Court entered  a  judgment  upholding the constitutionality of the surcharge statute, but vacating that part of the PSC's July 1994 order which the

        Circuit  Court's  judgment  described  as  retroactively  applying the

        surcharge  statute.    The  Circuit  Court  further  ordered  the case

        remanded  to  the  PSC  for  a  determination  in  accordance with the

        judgment.    KU  and the PSC argued that the PSC's July 1994 order did

        not retroactively apply the statute.

             The  Kentucky Attorney General and other consumer representatives appealed to the Kentucky Court of Appeals (Court of Appeals) that part of  the  Circuit Court judgment upholding the constitutionality of the surcharge  statute.  The PSC and KU appealed that part of the judgment concerning  the retroactive application of the surcharge statute.  The

        PSC  previously ordered KU to collect all surcharge revenues beginning

        February  1, 1995 subject to refund pending final determination of all

        appeals.    KU  expects the PSC to continue to do so until the appeals

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)


        are  concluded.  The total surcharge collections from February 1, 1995 through March 31, 1998 were approximately $61 million.

             In  December  1997,  the  Court  of  Appeals  rendered an opinion upholding  the  portion  of the Circuit Court's judgment regarding the constitutionality  of the surcharge statute but reversing that portion of  the  Circuit  Court's judgment concerning the claim of retroactive application of the statute.

             The  Kentucky Attorney General and other consumer representatives have  filed motions for discretionary review with the Kentucky Supreme

        Court  (Supreme Court).  The Supreme Court has the discretion to grant or  deny  the motions.  KU and the PSC have asked the Supreme Court to

        deny  the  motions.   KU cannot predict whether the Supreme Court will

        grant review of the case or when it will act on the matter.

             KU  continues  to  believe  that  the  constitutionality  of  the

        surcharge  statute  will  be  upheld.   Although KU cannot predict the

        outcome  of the claim of retroactive application of the statute, it is the  position  of  KU and the PSC that the July 1994 PSC order did not

        retroactively  apply  the  statute.   If the Court of Appeals  opinion

        reversing  the  Circuit Court's judgment on the claim of retroactivity is overturned and the Circuit Court's judgment, as entered, is upheld,

        KU  estimates  that  the  amount  it  could  be required to refund for surcharge  collections through March 31, 1998, from the implementation

        of   the  surcharge  would  be  approximately  $16  million  and  from

        February  1,  1995, would be approximately $14 million.  At this time,

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

        Management's  Discussion  and  Analysis  -  Merger Agreement with LG&E

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



        FINANCIAL CONDITION

             At  March  31,  1998, KU had no short-term borrowings compared to

        $33.6  million  at  December 31, 1997.  The short-term borrowings have been  used  primarily to finance ongoing construction expenditures and general  corporate  requirements.  The decrease between March 31, 1998 and  December 31, 1997 is due primarily to cash provided by operations

        exceeding   cash  required  for  investing  and  financing  activities

        (exclusive of short-term borrowings) in the first quarter of 1998.



        RESULTS OF OPERATIONS

        Quarter ended March 31, 1998 compared
        to the Quarter ended March 31, 1997

             The Company's basic earnings per common share for the three-month period  ended  March  31,  1998  were  $.67  compared  to $.66 for the

        corresponding  period  of  1997.    The  increase was primarily due to

        increases  in  industrial  sales and sales for resale during 1998 when compared  to 1997. These increases were offset somewhat by an increase in maintenance expense.

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

                                                 Increase (Decrease)
                                                    From Prior Year
                                                     Three Months
                                                 Ended Mar. 31, 1998
                                                  kWh        Revenues
                                                  (%)         (000's)

        Residential                                (1)       $    407
        Commercial                                  1             508
        Industrial                                  6           1,939
        Mine Power                                 (3)           (260)
        Public Authorities                         (1)             54
            Total Retail Sales                      1           2,648
        Sales for Resale                           12           1,246
        Miscellaneous Revenues & Other              -             408
            Total                                   3        $  4,302



             In  February  1997,  pursuant  to a PSC order, KU made a one-time refund  through  the  fuel  adjustment  clause  to  Kentucky customers associated  with  the  disposition  of  KU-owned  railroad cars.  As a result  of  the  refund,  revenues  and  fuel  expense were reduced by approximately  $3  million  in  the  first  quarter  of  1997.  KU had reserved for the refund amount in prior periods.

             Excluding  the  effect  of  the refund mentioned above, operating revenues for the first quarter of 1998 were flat compared to the first quarter  of  1997,  increasing $1 million.  The increase reflects a 3%

        increase  in  kilowatt-hour  sales, which is primarily attributable to increases  in  industrial sales and sales for resale.  The increase in

        industrial   sales   reflects   continued   economic   growth  in  the

        manufacturing  sector of KU's service area.  The increase in sales for

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        resale  (937,799  megawatt-hours  versus  843,892  megawatt-hours) was primarily due to increased demand.

             Excluding  the effect of the refund mentioned above, fuel expense increased  $.8 million (2%).  The increase was due to a 1% increase in million  British thermal units (MBTU) used.  The increased consumption was primarily caused by the previously mentioned increase in kilowatt-

        hour sales.

             Maintenance  expense  increased $1.3 million (11%).  The increase was  primarily  due  to  distribution  utility  line maintenance costs incurred  as  a result of ice storm damage during the first quarter of

        1998.

             Federal  and  state income taxes decreased $.6 million (4%).  The decrease was primarily due to a decrease in pretax operating income.



        MERGER AGREEMENT WITH LG&E ENERGY CORP.

             On  May 20, 1997,  KU Energy  and  LG&E Energy Corp. (LG&E Energy)

        entered into an Agreement  and  Plan of  Merger  (Merger) providing for

        a tax-free, stock-for-stock merger of KU Energy and LG&E Energy.   As a

        result of  the Merger which  became  effective May 4, 1998, LG&E Energy,

        the surviving corporation, has become the parent company of KU and  will continue  as  parent  of  Louisville  Gas  and  Electric Company (LG&E).

        Shareholders  of  KU Energy  common stock received  1.67 shares of  LG&E

        Energy  common  stock  for  each  share  of KU Energy common stock held.

        The Merger will be  accounted for as a pooling-of-interests.

             Shareholders of both companies approved the  Merger on  October 14,

        1997.   The  Merger  also  has  been  approved  by  the  Virginia  State

        Corporation  Commission  (SCC),  the  PSC, the Federal Energy Regulatory

                         KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Commission (FERC) and the Securities and Exchange Commission.

             The PSC order approves a surcredit  mechanism which passes one-half of  the  potential  non-fuel merger savings (net of costs to achieve) to customers over the  first  five  years following the consummation of the

        Merger. The credit will be nearly 2% of customers bills in the five-year period  and  will  amount to  approximately  $63 million in net non-fuel savings to KU customers. Similar methods for passing net non-fuel merger savings have been approved for  Virginia customers by the SCC and agreed to  by  KU's  municipal wholesale customers.  The surcredits will become effective for billings in July 1998.

            The  PSC order also approves recovery from ratepayers of one-half of merger-related expenses (not  to  exceed $77.2 million) over a five-year

        period.  The remaining merger-related   expenses  will  be  expensed  as

        incurred  after the effective date of the Merger.  Total  merger-related expenses  are now expected to be approximately $94 million  of which the

        Company's  share  is  expected to be approximately $47 million.  Merger-

        related expenses are higher than earlier estimates primarily as a result of higher than originally estimated separation costs.  Amounts in excess of  $77.2  million  will  be  expensed  consistent  with  the  approved regulatory plan as part of the second quarter one-time charge.  Through

        March 31, 1998, the Company has deferred approximately $9.1 million pending  consummation of the Merger.  Of that amount,  $4.8 million is included in regulatory assets to be recovered following the consummation of the Merger as described above.

             As  part of their PSC application, KU and LG&E have proposed a base rate cap for five  years after consummation of the Merger, except in the event of  extraordinary  circumstances such as a significant increase in the  federal  corporate tax rate.  The PSC  order notes that the PSC has the  statutory  jurisdiction  to  regulate  utility rates  including the authority  to  investigate  and  review  KU's and LG&E's earnings at any time.

                         KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            The  PSC  order  also  requires KU and LG&E to file by September 14,

         1998, detailed plans to address any future rate regulation that  may be adopted in the state.  The PSC order further provides that the PSC will at that time determine, on the basis of the described filings and other information, whether changes should be made to the existing  regulation of KU and LG&E.


        ENVIRONMENTAL MATTERS

        Environmental Cost Recovery

             In  August 1994,  KU  implemented an  environmental  cost  recovery

        mechanism (surcharge) in  Kentucky.   Authorized by a 1992 state statute

        and  approved  by  the  PSC in July 1994,  the  surcharge is designed to recover  certain  environmental  compliance  costs, including  costs  to comply with  the  1990  Clean Air Act Amendments, through a surcharge on customers' bills.

             The PSC's order approving the  surcharge  and the constitutionality of the surcharge were challenged in a Franklin County (Kentucky) Circuit

        Court (Circuit Court) action brought  against  KU  and  the  PSC by  the

        Attorney General of Kentucky and representatives of consumer groups.  In

        July   1995,  the  Circuit  Court   entered  a  judgment  upholding  the

        constitutionality of the surcharge statute but vacating that part of the

        PSC's   order   which   the   Circuit   Court's  judgment  described  as

        retroactively applying the surcharge statute.  All parties (including KU and the PSC) appealed the Circuit Court's judgment to the Kentucky Court of Appeals (Court of Appeals).  The PSC previously ordered KU to collect all surcharge revenues  beginning  February  1, 1995  subject to  refund

        pending  final  determination  of  all appeals.    KU  expects  the  PSC

       to continue to do so until the appeals are concluded. The total surcharge collections  from  February 1,  1995  through  March  31,  1998  were approximately $61 million.

                         KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              In  December  1997, the  Court  of  Appeals  rendered  an  opinion

         upholding  the  portion  of the   Circuit  Court's  judgment  regarding

         the  constitutionality  of  the surcharge statute  but  reversing  that portion  of  the  Circuit  Court's  judgment  concerning  the claim  of

         retroactive application of the statute.   The Kentucky Attorney General

         and other consumer representatives have filed motions for discretionary review with the Kentucky  Supreme  Court  (Supreme  Court). The Supreme

         Court has the discretion to grant  or deny the motions.  KU and the PSC

         have  asked  the Supreme Court to deny the motions.   KU cannot predict

         whether the Supreme Court will grant review of the case or when it will act on the matter.

             KU continues to believe that the constitutionality of the surcharge

         statute will  be upheld.    Although  KU  cannot  predict  the  outcome

         of  the  claim  of  retroactive  application  of the statute, it is the position  of  KU  and  the  PSC  that  the  July 1994 PSC order did not

         retroactively  apply  the  statute.   If  the Court of Appeals  opinion

         reversing  the  Circuit Court's judgment on  the claim of retroactivity is  overturned  and  the  Circuit  Court's  judgment,  as  entered,  is upheld, KU estimates that the amount  it  could  be  required to refund

         for  surcharge  collections  through  March 31, 1998,   from  the

         implementation of  the  surcharge  would  be approximately $16 million,

         and from February 1, 1995, would be approximately $14 million.  At this time, KU has not  recorded  any  reserve  for  refund.  Refer to Note 2 of the  Condensed  Notes  to  Financial Statements, "Environmental Cost

         Recovery."

         Nitrogen Oxide Emission Reductions

             The  Environmental  Protection  Agency  (EPA)  issued final rules revising  the  National  Ambient  Air  Quality Standards for ozone and particulate  matter in July 1997.  The revised standards would require significant  reductions in sulfur dioxide and nitrogen oxide emissions

                        KU ENERGY CORPORATION AND SUBSIDIARIES
                              KENTUCKY UTILITIES COMPANY
                        MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        from  coal-fired boilers (including those at KU's generating stations)

        beginning  in  2004.   Certain implementation proposals, which are not

        yet final, would target coal-fired utilities in the Midwest and South,

        including  Kentucky,  for more substantial reductions than other areas and  other sources of emissions.  Final implementation methods will be set by the EPA as well as state regulatory authorities.

             KU  believes  that  the costs relating to compliance with the new standards,  including capital costs as well as associated increases in operating  costs,  are likely to be substantial and are dependent upon the ultimate control program agreed to by the targeted states and EPA.

        Such  costs  are expected to be incurred in the 2004-2007 time period.

        KU further believes that such capital and operating costs are the type of  costs  that  are  eligible  for  recovery from customers under its environmental  surcharge mechanism.  However, approval from the PSC is

        required.    Refer  to  Note  2  of  the  Condensed Notes to Financial

        Statements,    Environmental  Cost Recovery.   The exact nature of the

        impact  of  the  new  standards  on KU's operations will not likely be known for some time.



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


        Discussion  and  Analysis  relating  to  the  anticipated  results  of proceedings  related  to  the  environmental  surcharge, the Company's share  of  merger-related expenses, the anticipated amount of customer savings  resulting  from  the  Merger,  the  anticipated  strengthened competetive  position resulting from the Merger, and the impact of the revisions  to  the National Ambient Air Quality Standards and recovery of  related  costs.  Such statements are based on management's belief,

        judgment  and  analysis as well as assumptions made by and information

        available  to  management  at  the  date  hereof.   In addition to any

        assumptions  and  cautionary  factors referred to specifically in this report  in  connection  with  such forward looking statements, factors that  could  cause  actual  results  to  differ  materially from those contemplated  by  the forward looking statements include unanticipated or adverse decisions in regulatory proceedings or litigation and other matters  detailed in Exhibit 99.04, Cautionary Statements, to the 1997

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

        ITEM 5.  OTHER INFORMATION

        Unaudited Supplemental Pro Forma Combined Condensed Consolidated Financial Information

             The following supplemental unaudited pro forma financial information combines the historical balance sheets and statements of income of LG&E Energy and KU Energy, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at March 31, 1998 gives effect to the Merger as if it had occurred at March 31, 1998. The unaudited pro forma combined condensed statements of income for all periods give effect to the Merger as if it had occurred at January 1, 1996. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. The pro forma financial information does not give effect to the expected synergies of the transaction.

             The following supplemental pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of LG&E Energy and KU Energy as included in their respective Annual Reports on Form 10-K for the year ended December 31, 1997. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date as of which, or at the beginning of the periods for which, the Merger is being given effect, nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of seasonal fluctuations in temperature and other weather-related factors on the operations of LG&E Energy and KU Energy, financial results for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of trends for any twelve-month period.



                                   LG&E ENERGY CORP.
                        UNAUDITED PRO FORMA COMBINED CONDENSED
                                     BALANCE SHEET
                                   At March 31,1998
                                (Thousands of Dollars)

                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)

       ASSETS
       Current assets:
         Cash and temporary cash investments $   134,984   $    32,386    $      -   $   167,370
         Marketable securities                    25,048             -           -        25,048
         Accounts receivable - less reserve      465,114        70,163        (320)      534,957
         Materials and supplies - primarily
           at average cost:
           Fuel (predominately coal)              21,501        22,892           -        44,393
           Gas stored underground                 13,365             -           -        13,365
           Other                                  31,985        24,147           -        56,132
         Price risk management assets            182,262             -           -       182,262
         Prepayments and other                     4,340         6,360           -        10,700
           Total current assets                  878,599       155,948        (320)    1,034,227


       Utility plant:
         At original cost                      2,789,600     2,625,228           -     5,414,828
         Less: reserve for depreciation        1,087,647     1,149,284           -     2,236,931
           Net utility plant                   1,701,953     1,475,944           -     3,177,897


       Other property and investments
         - less reserve:
         Investments in affiliates               153,042         2,081           -       155,123
         Non-utility property and plant, net     420,918         2,642           -       423,560
         Price risk management assets             57,025             -           -        57,025
         Other                                    29,228        43,349           -        72,577
           Total other property and
             investments                         660,213        48,072           -       708,285


       Deferred debits and other assets          120,837        56,253      (2,798)      174,292

           Total assets                      $ 3,361,602   $ 1,736,217    $ (3,118)  $ 5,094,701


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.




                                    LG&E ENERGY CORP.
                        UNAUDITED PRO FORMA COMBINED CONDENSED
                                     BALANCE SHEET
                                   At March 31, 1998
                                (Thousands of Dollars)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                              (Note 1)     (Note 2)    (Note 3)

       CAPITAL AND LIABILITIES
       Current liabilities:
         Long-term debt due within one year   $    20,000  $        21    $      -  $    20,021
         Notes payable                            205,515            -           -      205,515
         Accounts payable                         393,748       28,052       7,573      429,373
         Trimble County settlement                 11,542            -           -       11,542
         Price risk management liabilities        177,238            -           -      177,238
         Other                                     78,388       63,468      (4,314)     137,542
           Total current liabilities              886,431       91,541       3,259      981,231

       Long-term debt                             814,371      546,330           -    1,360,701

       Deferred credits and other liabilities:
         Accumulated deferred income taxes        319,633      255,037           -      574,670
         Investment tax credit, in process
           of amortization                         74,722       25,163           -       99,885
         Regulatory liability                      71,287       50,263           -      121,550
         Price risk management liabilities         53,848            -           -       53,848
         Other                                    111,064       55,374           -      166,438
           Total deferred credits and
             other liabilities                    630,554      385,837           -    1,016,391

       Minority interests                          99,173            -           -       99,173

       Cumulative preferred stock                  98,353       40,000           -      138,353
       Common equity                              832,720      672,509      (6,377)   1,498,852
         Total capital and liabilities        $ 3,361,602  $ 1,736,217    $ (3,118) $ 5,094,701


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.







                                   LG&E ENERGY CORP.
              UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                           Three Months Ended March 31, 1998
                     (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                             (Note 1)     (Note 2)     (Note 3)

       REVENUES
         Energy marketing and trading        $   940,714   $         -    $      -  $   940,714
         Electric utility                        140,585       183,210         (24)     323,771
         Gas utility                              92,759             -           -       92,759
         Argentine gas distribution and
          other                                   34,170         1,912           -       36,082
           Total revenues                      1,208,228       185,122         (24)   1,393,326

       COST OF REVENUES
         Energy marketing and trading            932,479             -           -      932,479
         Fuel and power purchased                 45,640        66,336         (24)     111,952
         Gas supply expenses                      64,076             -           -       64,076
         Argentine gas distribution and
           other                                  19,427             -           -       19,427
           Total cost of revenues              1,061,622        66,336         (24)   1,127,934

       Gross profit                              146,606       118,786           -      265,392

       OPERATING EXPENSES
         Operation and maintenance:
           Energy marketing and trading           10,506             -           -       10,506
           Utility                                55,590        47,393           -      102,983
           Argentine gas distribution and
             other                                12,781           540           -       13,321
         Depreciation and amortization            31,750        21,533           -       53,283
           Total operating expenses              110,627        69,466           -      180,093

       Equity in earnings of joint ventures        5,119             -           -        5,119

       OPERATING INCOME                           41,098        49,320           -       90,418

       Other income and (deductions)               1,531           953           -        2,484
       Interest charges and
         preferred dividends                      16,627        10,270           -       26,897
       Minority interest                           1,343             -           -        1,343

       Income before income taxes                 24,659        40,003           -       64,662

       Income taxes                                6,896        14,598           -       21,494

       NET INCOME                            $    17,763   $    25,405    $      -  $    43,168

       Average common shares outstanding
         (Note 4)                                 66,528        37,818      25,338      129,684

       Earnings per share of common
         stock - basic and diluted           $      0.27   $      0.67    $    N/A  $      0.33


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.



                                    LG&E ENERGY CORP.
               UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                            Three Months Ended March 31, 1997
                      (Thousands of Dollars Except Per Share Data)


                                             LG&E Energy    KU Energy    Pro Forma   Pro Forma
                                             (As Reported) (As Reported)  Adjustment  Combined
                                                             (Note 1)     (Note 2)     (Note 3)
       REVENUES
         Energy marketing and trading        $ 1,059,078   $         -    $     (4) $ 1,059,074
         Electric utility                        128,827       178,908        (204)     307,531
         Gas utility                              96,738             -           -       96,738
         Argentine gas distribution and
          other                                   18,600         1,177           -       19,777
           Total revenues                      1,303,243       180,085        (208)   1,483,120

       COST OF REVENUES
         Energy marketing and trading          1,046,396             -         (14)   1,046,382
         Fuel and power purchased                 35,019        62,316        (194)      97,141
         Gas supply expenses                      67,825             -           -       67,825
         Argentine gas distribution and
           other                                  11,394             -           -       11,394
           Total cost of revenues              1,160,634        62,316        (208)   1,222,742

       Gross profit                              142,609       117,769           -      260,378

       OPERATING EXPENSES
         Operation and maintenance:
           Energy marketing and trading           11,970             -           -       11,970
           Utility                                53,431        46,812           -      100,243
           Argentine gas distribution and
             other                                 7,802           619           -        8,421
         Depreciation and amortization            27,887        20,882           -       48,769
           Total operating expenses              101,090        68,313           -      169,403

       Equity in earnings of joint ventures        3,384             -           -        3,384

       OPERATING INCOME                           44,903        49,456           -       94,359

       Other income and (deductions)               3,367           527           -        3,894
       Interest charges and
         preferred dividends                      14,422        10,440           -       24,862
       Minority interest                             568             -           -          568

       Income before income taxes                 33,280        39,543           -       72,823

       Income taxes                               12,041        14,680           -       26,721

       NET INCOME                            $    21,239   $    24,863    $      -  $    46,102

       Average common shares outstanding
         (Note 4)                                 66,383        37,818      25,338      129,539

       Earnings per share of common
         stock - basic and diluted           $      0.32   $      0.66    $      -  $      0.36


       See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                    LG&E Energy Corp.

                            Notes to Unaudited Supplemental
                   Pro Forma Combined Condensed Financial Statements

      1. Reclassifications have been made to certain as reported account balances reflected in KU Energy's financial statements to conform to
         this    reporting  presentation.    All  other  financial  statement
         presentation and accounting policy differences are immaterial and have not been adjusted in the supplemental pro forma combined condensed financial statements.

      2. Intercompany    transactions   (power   purchased   and   power   sales
         transactions) between LG&E Energy and KU Energy during the periods presented were eliminated through pro forma adjustments.

      3. Merger-related transaction costs are currently estimated to be approximately $21.4 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). LG&E Energy and KU Energy have incurred transaction costs of $13.5 million through March 31, 1998, which are included in deferred debits and other assets in the supplemental pro forma combined condensed balance sheet. None of the estimated cost savings resulting from the Merger or costs to achieve such savings have been reflected in the supplemental pro forma combined condensed statements of income. A charge of $6.4 million ($10.7 million, net of income taxes of $4.3 million) as a pro forma adjustment to retained earnings and a credit of $2.8 million ($10.7 million less $13.5 million actual charges incurred through March 31, 1998) as a pro forma adjustment to deferred debits and other assets have been made in the supplemental pro forma combined condensed balance sheet to recognize such estimated transaction costs and the proposed treatment following the consummation of the Merger.

      4. The supplemental pro forma combined condensed financial statements reflect the conversion of each share of KU Energy Common Stock (no par value) outstanding into 1.67 shares of LG&E Energy Common Stock (no par value) as provided in the Merger Agreement. The supplemental pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

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

             27.02 Financial Data Schedule for KU (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K.)

             99.01          Cautionary  Statements  - KU Energy and KU.
                            (Exhibit  99.04  to Form 10-K Annual Report
                            of  KU  Energy  and  KU  for the year ended
                            D e cember  31,  1997).    Incorporated  by
                            reference.

        (b)  Reports on Form 8-K.
             None.

                                       SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, KU Energy Corporation (by its successor LG&E Energy Corp.) and Kentucky Utilities Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                KU ENERGY CORPORATION
                                                (By its successor LG&E
                                                Energy Corp.)
                                                      (Registrant)





      Date     May 13, 1998                     /s/ Victor A. Staffieri
                                                Victor A. Staffieri
                                                Chief Financial Officer





      Date     May 13, 1998                     /s/ Michael R. Whitley
                                                Michael R. Whitley
                                                Vice Chairman, President and
                                                Chief Operating Officer



                                                KENTUCKY UTILITIES COMPANY
                                                       (Registrant)





      Date     May 13, 1998                     /s/ Michael D. Robinson
                                                Michael D. Robinson
                                                Vice President and Controller
                                                (on behalf of the registrant in
                                                his capacity as Principal
                                                Accounting Officer)